Form 10-Q
period 2008-03-31
WHITING USA TRUST I
filed 2008-06-06
CIK 1417003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from                    to
Commission File Number: 001-34026

WHITING USA TRUST I
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-6053936 (I.R.S. Employer Identification No.)

The Bank of New York Trust Company, N.A., Trustee Global Corporate Trust 919 Congress Avenue Austin, Texas (Address of principal executive offices)	78701 (Zip Code)
1-800-852-1422
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
     As of May 15, 2008, 13,863,889 Units of Beneficial Interest in Whiting USA Trust I were outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
WHITING USA TRUST I
Statements of Assets and Trust Corpus
(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Cash	$10	$10

TRUST CORPUS
Trust corpus	$10	$10

The accompanying notes are an integral part of these financial statements.

WHITING USA TRUST I
NOTES TO STATEMENTS OF ASSETS AND TRUST CORPUS
as of March 31, 2008 and December 31, 2007
(Unaudited)
1. ORGANIZATION OF THE TRUST
     Whiting USA Trust I (the “Trust”) is a statutory trust formed on October 18, 2007, under the Delaware Statutory Trust Act pursuant to a trust agreement (the “Trust Agreement”) among Whiting Oil and Gas Corporation and Equity Oil Company, as trustors, The Bank of New York Trust Company, N.A., as Trustee (the “Trustee”), and Wilmington Trust Company, as Delaware Trustee (the “Delaware Trustee”). The initial capitalization of the Trust estate was funded by Whiting Petroleum Corporation (“Whiting”) on November 16, 2007.
     The Trust was created to acquire and hold a term net profits interest for the benefit of the Trust unitholders pursuant to a conveyance from Whiting Oil and Gas Corporation and Equity Oil Company, which are subsidiaries (the “Subsidiaries”) of Whiting, to the Trust. The term net profits interest is an interest in underlying oil and natural gas properties located in the Rocky Mountains, Mid-Continent, Permian Basin and Gulf Coast regions (the “underlying properties”). These oil and gas properties include interests in 3,051 gross (385.8 net) producing oil and gas wells.
     The Trustee can authorize the Trust to borrow money to pay trust administrative or incidental expenses that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from the Trustee or the Delaware Trustee as a lender provided the terms of the loan are similar to the terms it would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. The Trustee may also deposit funds awaiting distribution in an account with itself and make other short-term investments with the funds distributed to the Trust.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Accounting — The accompanying unaudited financial information has been prepared by the Trustee in accordance with the instructions to Form 10-Q. The accompanying financial information is prepared on a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America (“GAAP”). The Trustee believes that the information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are of a normal and recurring nature. The financial information should be read in conjunction with the financial statements and notes thereto included in the Prospectus filed on April 25, 2008.
     The Trust uses the modified cash basis of accounting to report Trust receipts from the term net profits interest and payments of expenses incurred. The term net profits interest is revenues (oil, gas and natural gas liquid sales) less expenses (the amount by which all royalties, lease operating expenses including well workover costs, production and property taxes, payments made by Whiting to the hedge counterparty upon settlements of hedge contracts, maintenance expenses, postproduction costs including plugging and abandonment, and producing overhead, exceed hedge payments received by Whiting under hedge contracts and other non-production revenue) of the underlying properties multiplied by 90% (term net profits interest percentage). Actual cash receipts may vary due to timing delays of actual cash receipts from the property operators or purchasers and due to wellhead and pipeline volume balancing agreements or practices. The actual cash distributions of the Trust will be made based on the terms of the conveyance creating the Trust’s net profits interest.
     The financial statements of the Trust, as prepared on a modified cash basis, reflect the Trust’s assets, liabilities, trust corpus, earnings, and distributions, as follows:

a.	Revenues will be recorded when received and distributions to Trust unitholders will be recorded when paid.

b.	Trust expenses (which include accounting, engineering, legal, and other professional fees, Trustees’ fees, and out-of-pocket expenses) will be recorded when paid.

c.	Cash reserves may be established by the Trustee for certain contingencies that would not be recorded under GAAP.

d.	Amortization of the investment in net profits interest is calculated based on the units of production method. Such amortization is charged directly to the Trust Corpus, and does not affect cash earnings. The Trust evaluates impairment of the investment in net profits interest by comparing the undiscounted cash flows expected to be realized from the investment in net profits interest to the carrying value, pursuant to Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). If the expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the investment in net profits interest.
     While these statements differ from financial statements prepared in accordance with GAAP, the modified cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Trust unitholders are based on net cash receipts. This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.
3. INCOME TAXES
     The Trust is a grantor trust and as such is not subject to federal income taxes, and accordingly no recognition has been given to federal income taxes in the Trust’s financial statements. The Trust unitholders are treated as the owners of Trust income and corpus, and the entire federal taxable income of the Trust will be reported by the Trust unitholders on their respective tax returns.
     For Montana, Whiting must withhold from the net profits interest payable to the Trust, an amount equal to 6% of the net amount payable to the Trust from the sale of oil and gas in Montana. For North Dakota, Oklahoma, Arkansas, Michigan, New Mexico, Alabama, Louisiana, Colorado, Kansas, Utah and Mississippi, neither the Trust nor Whiting should be required to withhold the income tax due such states on distributions made to an individual resident or nonresident Trust unitholder as long as the Trust is taxed as a grantor trust under the Internal Revenue Code.
4. DISTRIBUTIONS TO UNITHOLDERS
     Actual cash distributions to the Trust unitholders will depend upon the quantity of oil, natural gas and natural gas liquids produced from the underlying properties, the prices received for oil, natural gas and natural gas liquid production and other factors. It is expected that quarterly cash distributions during the term of the Trust will be made by the Trustee no later than 60 days following the end of each quarter (or the next succeeding business day) to the Trust unitholders of record on the 50th day following the end of each quarter. Such amounts will be equal to the excess, if any, of the cash received by the Trust during the quarter, over the liabilities of the Trust paid during such quarter, subject to adjustments for changes made by the Trustee during such quarter in any cash reserves established for future liabilities of the Trust.

5. SUBSEQUENT EVENTS
     Initial Issuance of Trust Units and Net Profits Interest Conveyance — On April 23, 2008, the registration statement on Form S-1/S-3 (Registration No. 333-147543) filed by Whiting and the Trust in connection with the initial public offering of the Trust units was declared effective by the Securities and Exchange Commission. On April 30, 2008 the Trust issued 13,863,889 Trust units to Whiting in exchange for the conveyance by the Subsidiaries of the net profits interest in underlying properties discussed above. Immediately thereafter, Whiting completed an initial public offering of units of beneficial interest in the Trust, selling 11,677,500 Trust units, which included the sale of 827,500 units pursuant to an exercise of the underwriters’ over-allotment option, at $20.00 per Trust unit. Whiting retained an ownership in 2,186,389 Trust units, or 15.8% of the total Trust units issued and outstanding.
     The net profits interest is passive in nature and the Trustee has no management control over and no responsibility relating to the operation of the underlying properties. The net profits interest entitles the Trust to receive 90% of the net proceeds attributable to the Trust’s interest from the sale of production from the underlying properties. The net profits interest will terminate when 9.11 million barrels of oil equivalent have been produced from the underlying properties and sold (which amount is the equivalent of 8.20 million barrels of oil equivalent in respect of the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the net profits interest), and the Trust will soon thereafter wind up its affairs and terminate. These reserve quantities are projected to be produced by December 31, 2017, based on the reserve report for the underlying properties as of December 31, 2007.
     Initial Distribution to the Trust — The first distribution was $1.0374 per Trust unit and was made on May 30, 2008 to Trust unit holders owning Trust units as of May 20, 2008. This distribution consisted of an amount in cash paid by Whiting equal to the amount that would have been paid to the Trust had the net profits interest been in effect during the period from January 1, 2008 through March 31, 2008, less a provision of $300,000 for estimated Trust expenses.
6. PRO FORMA FINANCIAL STATEMENTS
     The following unaudited pro forma statement of assets and trust corpus assumes that Whiting’s Subsidiaries conveyed the term net profits interest in the underlying properties to the Trust in exchange for 13,863,889 Trust units on March 31, 2008. The following unaudited pro forma statements of distributable income assume that the conveyance of the term net profits interest occurred on October 18, 2007, the Trust’s formation date.

WHITING USA TRUST I
Unaudited Pro Forma Statement of Assets and Trust Corpus
As of March 31, 2008

	Historical	Adjustments		Pro Forma
ASSETS
Cash	$10	$—		$10
Investment in Net Profits Interest	—	120,696,454	(a)	120,696,454

Total Assets	$10	$120,696,454		$120,696,464

TRUST CORPUS
13,863,889 Trust Units Issued and Outstanding	$10	$120,696,454		$120,696,464

(a)	The Subsidiaries of Whiting conveyed the net profits interest to the Trust in exchange for 13,863,889 Trust units.

The net profits interest is recorded at the historical cost of Whiting (except for the derivatives which are reflected at their fair value as of March 31, 2008), and is calculated as follows:

Oil and gas properties	$160,871,259
Accumulated depreciation, depletion and amortization	(41,301,887)

Oil and gas properties, net	119,569,372
Derivative asset	2,643,300
Asset retirement obligation	(1,516,218)

Net predecessor cost of net profits interest conveyed to the Trust	$120,696,454

WHITING USA TRUST I
Unaudited Pro Forma Statements of Distributable Income

October 18,
	2007 to		Quarter ended
	December 31,		March 31,
	2007		2008
Historical results
Income from net profits interest	$—		$—
Pro Forma Adjustments
Income from net profits interest	$—	(b)	$—	(b)
Less:
General and administrative expenses	—	(c)	90,000	(c)
State income tax withholding	—	(d)	—	(d)

Distributable income	$—		$—

Distributable income per unit	$—		$—

(b)	The Trust uses the modified cash basis of accounting, and revenues are therefore recorded when received. The pro forma statements of distributable income assume that the conveyance of the term net profits interest occurred on October 18, 2007, but because (i) the conveyance agreement stipulates that the net profits interest is effective for oil and gas production from the underlying properties beginning January 1, 2008 and (ii) the initial distribution from Whiting to the Trust is not due until 60 days following the first quarterly period for which the net profits interest is effective, there would be no pro forma income from net profits interest received by the Trust on a cash basis and therefore recognized during the period ended December 31, 2007 nor during the first quarter of 2008.

(c)	The Trust will pay a quarterly administration fee to Whiting of $50,000 60 days following the end of each quarter and an annual administrative Trustee fee of $160,000, which is paid to the Trustee in four quarterly installments of $40,000 each and is billed in arrears.

(d)	For Montana, Whiting must withhold from the net profits interest payable to the Trust, an amount equal to 6% of the net amount payable to the Trust from the sale of oil and gas in Montana. For North Dakota, Oklahoma, Arkansas, Michigan, New Mexico, Alabama, Louisiana, Colorado, Kansas, Utah and Mississippi, neither the Trust nor Whiting should be required to withhold the income tax due such states on distributions made to an individual resident or nonresident Trust unitholder as long as the Trust is taxed as a grantor trust under the Internal Revenue Code.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Note Regarding Forward-Looking Statements
     This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. No assurance can be given that such expectations will prove to have been correct. When used in this Form 10-Q, the words “believes,” “expects,” “anticipates,” “projects,” “intends” or similar expressions are intended to identify such forward-looking statements. The following important factors, in addition to those discussed elsewhere in this Form 10-Q, could affect the future results of the energy industry in general, and Whiting and the Trust in particular, and could cause actual results to differ materially from those expressed in such forward-looking statements:
•	the effect of changes in commodity prices and conditions in the capital markets;

•	uncertainty of estimates of oil and natural gas reserves and production;

•	risks incident to the operation of oil and natural gas wells;

•	future production costs;

•	the inability to access oil and natural gas markets due to market conditions or operational impediments;

•	failure of the underlying properties to yield oil or natural gas in commercially viable quantities;

•	the effect of existing and future laws and regulatory actions;

•	competition from others in the energy industry;

•	risks arising out of the hedge contracts;

•	inflation; and
•	other risks described under the caption “Risk Factors” in this Form 10-Q.
     All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by these factors. The Trust assumes no obligation, and disclaims any duty, to update these forward-looking statements.
Overview
     The following review of the Trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto. The Trust was formed on October 18, 2007. The conveyance of the net profits interest, however, did not occur until April 30, 2008. As a result, the Trust did not recognize any income or make any distributions during the quarter ended March 31, 2008. The Trust’s first quarterly distribution that was paid on May 30, 2008 consisted of an amount in cash paid by Whiting equal to the amount that would have been paid to the Trust had the net profits interest been in effect during the period from January 1, 2008 through March 31, 2008.
     The Trust does not conduct any operations or activities. The Trust’s purpose is, in general, to hold the net profits interest, to distribute to the Trust unitholders cash that the Trust receives in respect of the net profits interests and to perform certain administrative functions in respect of the net profits interest and the Trust units. The Trust derives substantially all of its income and cash flows from the net profits interest, subject to the hedge contracts.

Results of the Operations for the Quarter Ended March 31, 2008
     The net profits interest was conveyed to the Trust on April 30, 2008. As such, the Trust did not conduct any operations, nor did its financial position change, during the quarter ended March 31, 2008.
Subsequent Event
     On April 30, 2008, Whiting conveyed a term nets profits interest in certain of its oil and gas properties (“underlying properties”) to the Trust in exchange for 13,863,889 Trust units. The net profits interest was conveyed effective for production from the underlying properties starting from January 1, 2008. Also on April 30, 2008, Whiting completed an initial public offering of units of beneficial interest in the Trust, whereby it sold 11,677,500 Trust units to the public. Whiting retained 2,186,389 Trust units, or 15.8% of the Trust’s total units issued and outstanding.
Distributable Income
     For the quarter ended March 31, 2008, the Trust’s distributable income was zero.
Subsequent Event
     On May 30, 2008, Whiting paid its first distribution to the Trust in the amount of $14,779,037. This resulted in the Trust recognizing distributable income of $14,382,861, based on net profits income of $14,779,037 and after deducting estimated Trust expenses of $300,000 and Montana state income tax withholdings of $96,176. This distribution consisted of an amount in cash paid by Whiting equal to the amount that would have been payable to the Trust had the net profits interest been in effect during the period from January 1, 2008 through March 31, 2008.
Income From Net Profits Interest
     For the quarter ended March 31, 2008, the Trust’s income from net profits interest was zero.
     Income from net profits interest is recorded on a cash basis, when it is received by the Trust. The income from net profits interest that is remitted to the Trust by Whiting is based on the oil and gas production Whiting has received payment for within one month following the end of the most recent fiscal quarter. Whiting receives payment for its crude oil sales generally within 30 days following the month in which it is produced, and Whiting receives payment for its natural gas sales generally within 60 days following the month in which it is produced. Accordingly, income from net profits interest for the quarter ended June 30, 2008 will generally be associated with crude oil produced and sold in January, February and March of 2008 and natural gas produced and sold in January and February of 2008. Income from net profits interest is generally affected by three major factors:
•	oil and gas sales volumes,

•	oil and gas sales prices, and

•	costs deducted in the calculation of income from net profits interest.

Subsequent Event
     On May 30, 2008, the Trust received income from net profits interest in the amount of $14,779,037, and the following is a summary of the income from net profits interest received subsequent to the quarter ended March 31, 2008:

Sales Volumes:
Oil (Bbls)
Underlying properties (a)	204,026
Net profits interest (a)	183,623

Natural gas (Mcf)
Underlying properties (b)	789,837
Net profits interest (b)	710,853

Average Sales Prices:
Oil (per Bbl)	$86.91
Natural gas (per Mcf)	$7.34

Costs (per BOE):
Lease operating expenses	$16.10
Production taxes	$5.07
Hedge contracts	$—

Revenues:
Oil sales (a)	$17,731,810
Natural gas sales (b)	5,795,876

Total revenues	$23,527,686

Costs:
Lease operating expense	$5,405,107
Production taxes	1,701,427
Hedge contracts	—

Total costs	$7,106,534

Net Proceeds	$16,421,152

Net Profits Percentage	90%

Income From Net Profits Interest	$14,779,037

(a)	Because of the one-month interval between the time crude oil volumes are produced and the receipt of oil sales proceeds by Whiting, oil sales generally represent production for January, February and March of 2008.

(b)	Because of the two-month interval between the time natural gas volumes are produced and the receipt of gas sales proceeds by Whiting, natural gas sales generally represent production for January and February of 2008.
Liquidity and Capital Resources
     The Trust has no source of liquidity or capital resources other than cash flows from the net profits interest. Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee as well as an annual administrative fee to Whiting pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the net profits interest, subject to the hedge contracts, and other sources (such as interest earned on any amounts reserved by the Trustee) that quarter, over the Trust’s liabilities for that quarter. Available funds are reduced by any cash the Trustee decides to hold as a reserve against future liabilities. The Trustee may borrow funds required to pay liabilities if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust’s liability. If the Trustee borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid.
     Income to the Trust from the net profits interest is based on the calculation and definitions of “gross proceeds” and “net proceeds” contained in the conveyance, the form of which is filed as an exhibit to this report, and reference is hereby made to the conveyance for the actual definitions of “gross proceeds” and “net proceeds”.
     The Trust does not have any transactions, arrangements or other relationships with unconsolidated entities or persons that could materially affect the Trust’s liquidity or the availability of capital resources.
Hedge Contracts
     The revenues derived from the underlying properties depend substantially on prevailing crude oil, natural gas and natural gas liquid prices. As a result, commodity prices also affect the amount of cash flow available for distribution to the Trust unitholders. Lower prices may also reduce the amount of oil, natural gas and natural gas liquids that Whiting can economically produce. Whiting sells the oil, natural gas and natural gas liquid production from the underlying properties under floating market price contracts each month. Whiting has entered into hedge contracts to reduce the exposure to price volatility from the underlying properties’ oil and gas revenues, beginning April 1, 2008 for oil and May 1, 2008 for natural gas through December 31, 2012 to fluctuations in crude oil and natural gas prices and to achieve more predictable cash flow. However, these contracts limit the amount of cash available for distribution if prices increase. The hedge contracts consist of costless collar arrangements placed with a single trading counterparty, JPMorgan Chase Bank National Association. Whiting cannot provide assurance that this trading counterparty will not become a credit risk in the future. No additional hedges are allowed to be placed on Trust assets.
     The costless collar arrangements will settle based on the average of the settlement price for each commodity business day in the contract period. In a collar arrangement, the counterparty is required to make a payment to Whiting for the difference between the fixed floor price and the settlement price if the settlement price is below the fixed floor price. Whiting is required to make a payment to the counterparty for the difference between the fixed ceiling price and the settlement price if the settlement price is above the fixed ceiling price. From April 1, 2008 for oil and May 1, 2008 for natural gas through December 31, 2012, Whiting’s crude oil and natural gas price risk management positions in collar arrangements are as follows:

		Monthly
		Volume	NYMEX
Commodity	Period	(MMBtu)/(Bbl)	Floor/Ceiling
Crude Oil	04/2008 to 06/2008	27,203	$82.00/$130.50
Crude Oil	04/2008 to 06/2008	27,203	$82.00/$137.40
Crude Oil	07/2008 to 09/2008	26,459	$82.00/$130.45
Crude Oil	07/2008 to 09/2008	26,459	$82.00/$137.57
Crude Oil	10/2008 to 12/2008	25,718	$82.00/$128.30
Crude Oil	10/2008 to 12/2008	25,718	$82.00/$134.85
Crude Oil	01/2009 to 03/2009	25,059	$76.00/$136.70
Crude Oil	01/2009 to 03/2009	25,059	$76.00/$142.99
Crude Oil	04/2009 to 06/2009	24,397	$76.00/$134.70
Crude Oil	04/2009 to 06/2009	24,397	$76.00/$140.39
Crude Oil	07/2009 to 09/2009	23,755	$76.00/$133.70
Crude Oil	07/2009 to 09/2009	23,755	$76.00/$139.12
Crude Oil	10/2009 to 12/2009	23,120	$76.00/$132.90
Crude Oil	10/2009 to 12/2009	23,120	$76.00/$138.54
Crude Oil	01/2010 to 03/2010	22,542	$76.00/$132.35
Crude Oil	01/2010 to 03/2010	22,542	$76.00/$137.82
Crude Oil	04/2010 to 06/2010	21,989	$76.00/$132.10
Crude Oil	04/2010 to 06/2010	21,989	$76.00/$137.60
Crude Oil	07/2010 to 09/2010	21,483	$76.00/$131.90
Crude Oil	07/2010 to 09/2010	21,483	$76.00/$137.88
Crude Oil	10/2010 to 12/2010	20,962	$76.00/$131.90
Crude Oil	10/2010 to 12/2010	20,962	$76.00/$138.32
Crude Oil	01/2011 to 03/2011	20,489	$74.00/$136.00
Crude Oil	01/2011 to 03/2011	20,489	$74.00/$143.35
Crude Oil	04/2011 to 06/2011	20,033	$74.00/$136.20
Crude Oil	04/2011 to 06/2011	20,033	$74.00/$143.95
Crude Oil	07/2011 to 09/2011	19,585	$74.00/$136.10
Crude Oil	07/2011 to 09/2011	19,585	$74.00/$144.19
Crude Oil	10/2011 to 12/2011	19,121	$74.00/$136.55
Crude Oil	10/2011 to 12/2011	19,121	$74.00/$144.94
Crude Oil	01/2012 to 03/2012	18,706	$74.00/$136.95
Crude Oil	01/2012 to 03/2012	18,706	$74.00/$145.59
Crude Oil	04/2012 to 06/2012	18,286	$74.00/$137.30
Crude Oil	04/2012 to 06/2012	18,286	$74.00/$146.15
Crude Oil	07/2012 to 09/2012	17,871	$74.00/$137.30
Crude Oil	07/2012 to 09/2012	17,871	$74.00/$146.09
Crude Oil	10/2012 to 12/2012	17,514	$74.00/$137.80
Crude Oil	10/2012 to 12/2012	17,514	$74.00/$146.62
Natural Gas	05/2008 to 06/2008	258,353	$7.00/$12.45
Natural Gas	07/2008 to 09/2008	241,797	$7.00/$15.85
Natural Gas	10/2008 to 12/2008	228,830	$7.00/$19.00
Natural Gas	01/2009 to 03/2009	216,333	$7.00/$22.50
Natural Gas	04/2009 to 06/2009	201,263	$6.00/$14.85
Natural Gas	07/2009 to 09/2009	192,870	$6.00/$15.60
Natural Gas	10/2009 to 12/2009	185,430	$7.00/$14.85
Natural Gas	01/2010 to 03/2010	178,903	$7.00/$18.65
Natural Gas	04/2010 to 06/2010	172,873	$6.00/$13.20
Natural Gas	07/2010 to 09/2010	167,583	$6.00/$14.00
Natural Gas	10/2010 to 12/2010	162,997	$7.00/$14.20
Natural Gas	01/2011 to 03/2011	157,600	$7.00/$17.40
Natural Gas	04/2011 to 06/2011	152,703	$6.00/$13.05
Natural Gas	07/2011 to 09/2011	148,163	$6.00/$13.65
Natural Gas	10/2011 to 12/2011	142,787	$7.00/$14.25
Natural Gas	01/2012 to 03/2012	137,940	$7.00/$15.55
Natural Gas	04/2012 to 06/2012	134,203	$6.00/$13.60
Natural Gas	07/2012 to 09/2012	130,173	$6.00/$14.45
Natural Gas	10/2012 to 12/2012	126,613	$7.00/$13.40
     The collared hedges shown above have the effect of providing a protective floor while allowing Trust unitholders to share in upward pricing movements. Consequently, while these hedges are designed to decrease exposure to price decreases, they also have the effect of limiting the benefit of price increases beyond the ceiling. For the 2008 crude oil contracts listed above, a hypothetical $1.00 change in the NYMEX price above the ceiling price or below the floor price applied to the notional amounts would cause a change in the gain (loss) on hedging activities in 2008 of $476,280. For the 2008 natural gas contracts listed above, a hypothetical $0.10 change in the NYMEX price above the ceiling price or below the floor price applied to the notional amounts would cause a change in the gain (loss) on hedging activities in 2008 of $192,859.
     The amounts received by Whiting from the hedge contract counterparty upon settlements of the hedge contracts will reduce the operating expenses related to the underlying properties in calculating the net proceeds. However, if the hedge payments received by Whiting under the hedge contracts and other non-production revenue exceed operating expenses during a quarterly period, the ability to use such excess amounts to offset operating expenses will be deferred, with interest accruing on such amounts at the prevailing money market rate, until the next quarterly period where the hedge payments and the other non-production revenue are less than such expenses. In addition, the aggregate amounts paid by Whiting on settlement of the hedge contracts will reduce the amount of net proceeds paid to the Trust.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     The only assets of and sources of income to the Trust are cash and the net profits interest, which generally entitle the Trust to receive 90% of the net proceeds from oil and gas production from the underlying properties. Consequently, subject to the hedge contracts, the Trust is exposed to market risk from fluctuations in oil and gas prices. See “Management’s Discussion and Analysis — Hedge Contracts.”
Item 4. Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures. The Trustee maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations promulgated by the Securities and Exchange Commission. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by Whiting to The Bank of New York Trust Company, N.A., as Trustee of the Trust, and its employees who participate in the preparation of the Trust’s periodic reports as appropriate to allow timely decisions regarding required disclosure.
     As of the end of the period covered by this report, the Trustee carried out an evaluation of the Trustee’s disclosure controls and procedures. Mike Ulrich, as Trust Officer of the Trustee, has concluded that the disclosure controls and procedures of the Trust are effective.
     Due to the contractual arrangements of (i) the Trust Agreement and (ii) the conveyance of the net profits interest, the Trustee relies on (A) information provided by Whiting, including historical operating data, plans for future operating and capital expenditures, reserve information and information relating to projected production, and (B) conclusions and reports regarding reserves by the Trust’s independent reserve engineers. See Item 1A. Risk Factors “The Trust and the Trust unitholders have no voting or managerial rights with respect to the underlying properties. As a result, Trust unitholders have no ability to influence the operation of the underlying properties” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation”, for a description of certain risks relating to these arrangements and reliance on information when reported by Whiting to the Trustee and recorded in the Trust’s results of operation.
     Changes in Internal Control over Financial Reporting. During the quarter ended March 31, 2008, there has been no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Whiting.

PART II—OTHER INFORMATION
Item 1A. Risk Factors.
The amounts of cash distributions by the Trust are subject to fluctuation as a result of changes in oil, natural gas and natural gas liquid prices, subject to the hedge contracts. The hedge contracts will limit the potential for increases in cash distributions due to oil and natural gas price increases from April 1, 2008 for oil and May 1, 2008 for natural gas through December 31, 2012.
     The reserves attributable to the underlying properties and the quarterly cash distributions of the Trust are highly dependent upon the prices realized from the sale of oil, natural gas and natural gas liquids. Prices of oil, natural gas and natural gas liquids can fluctuate widely on a quarter-to-quarter basis in response to a variety of factors that are beyond the control of the Trust and Whiting. These factors include, among others:
•	political conditions or hostilities in oil and natural gas producing regions, including the Middle East and South America;

•	weather conditions or force majeure events;

•	levels of supply of and demand for oil, natural gas and natural gas liquids;

•	U.S. and worldwide economic conditions;

•	the price and availability of alternative fuels;

•	the proximity to, and capacity of, refineries and gathering and transportation facilities; and

•	energy conservation and environmental measures.
     Moreover, government regulations, such as regulation of natural gas gathering and transportation and possible price controls, can affect commodity prices in the long term.
     Recent oil prices have been high compared to historical prices. For example, the NYMEX crude oil spot prices per Bbl were $32.52, $43.45, $61.04, $61.05, $96.00 and $100.98 as of December 31, 2003, 2004, 2005, 2006, 2007 and March 31, 2008 respectively. Additionally, natural gas prices have been volatile in the recent past. For example, natural gas prices based upon delivery at the Henry Hub in Louisiana were $6.19, $6.15, $9.52, $5.52, $7.10 and $9.86 as of December 31, 2003, 2004, 2005, 2006, 2007 and March 31, 2008 respectively.
     Whiting has entered into hedge contracts, which are structured as costless collar arrangements, that will hedge approximately 80% of the oil and natural gas volumes expected to be produced from the underlying properties from April 1, 2008 for oil and May 1, 2008 for natural gas through December 31, 2012. These hedge contracts, however, do not cover all of the oil and natural gas volumes that are expected to be produced during the term of the Trust. Because of the differential between NYMEX or other benchmark prices of oil and natural gas and the wellhead price received, hedge contracts may not totally offset the effects of price fluctuations. Whiting has not entered into any hedge contracts relating to oil and natural gas volumes expected to be produced after 2012, and the terms of the conveyance of the net profits interest prohibit Whiting from entering into new hedging arrangements. As a result, the amounts of the cash distributions may fluctuate significantly after 2012 as a result of changes in commodity prices because there will be no hedge contracts in place to reduce the effects of any changes in commodity prices. The hedge contracts may also limit the amount of cash available for distribution if prices increase. In addition, the hedge contracts are subject to the nonperformance of the counterparty and other risks. For a discussion of the hedge contracts, see “Management’s Discussion and Analysis — Hedge Contracts.”

     Lower prices of oil, natural gas and natural gas liquids will reduce the amount of the net proceeds to which the Trust is entitled and may ultimately reduce the amount of oil, natural gas and natural gas liquids that is economic to produce from the underlying properties. As a result, the operator of any of the underlying properties could determine during periods of low commodity prices to shut in or curtail production from the underlying properties. In addition, the operator of these properties could determine during periods of low commodity prices to plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. Because these properties are mature, decreases in commodity prices could have a more significant effect on the economic viability of these properties as compared to more recently discovered properties. The commodity price sensitivity of these mature wells is due to a culmination of factors that vary from well to well, including the additional costs associated with water handling and disposal, chemicals, surface equipment maintenance, downhole casing repairs and reservoir pressure maintenance activities that are necessary to maintain production. As a result, the volatility of commodity prices may cause the amount of future cash distributions to Trust unitholders to fluctuate, and a substantial decline in the price of oil, natural gas or natural gas liquids will reduce the amount of cash available for distribution to the Trust unitholders.
Actual reserves and future production may be less than current estimates, which could reduce cash distributions by the Trust and the value of the Trust units.
     The value of the Trust units and the amount of future cash distributions to the Trust unitholders will depend upon, among other things, the accuracy of the production and reserves estimated to be attributable to the underlying properties and the net profits interest. Estimating production and reserves is inherently uncertain. Ultimately, actual production, revenues and expenditures for the underlying properties will vary both positively and negatively from estimates and those variations could be material. Petroleum engineers consider many factors and make assumptions in estimating production and reserves. Those factors and assumptions include:
•	historical production from the area compared with production rates from other producing areas;

•	the assumed effect of governmental regulation; and

•	assumptions about future prices of oil, natural gas and natural gas liquids, including differentials, production and development expenses, gathering and transportation costs, severance and excise taxes and capital expenditures.
Changes in these assumptions can materially increase or decrease production and reserve estimates.
     The estimated reserves attributable to the net profits interest and the estimated future net revenues attributable to the net profits interest are based on estimates of reserve quantities and revenues for the underlying properties. The quantities of reserves attributable to the underlying properties and the net profits interest may decrease in the future as a result of future decreases in the price of oil, natural gas or natural gas liquids.
Financial returns to purchasers of Trust units will vary in part based on how quickly 9.11 MMBOE are produced from the underlying properties and sold, and it is not known when that will occur.
     The net profits interest will terminate at the time when 9.11 MMBOE have been produced from the underlying properties and sold (which amount is the equivalent of 8.20 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the net profits interest). The reserve report prepared for the Trust dated as of December 31, 2007 (the “reserve report”) projects that 9.11 MMBOE will have been produced from the underlying properties and sold by December 31, 2017. However, the exact rate of production cannot be predicted with certainty and such amount may be produced before or after that date. If production attributable to the underlying properties is slower than estimated, then financial returns to Trust unitholders will be lower assuming constant prices because cash distributions attributable to such production will occur at a later date.

Risks associated with the production, gathering, transportation and sale of oil, natural gas and natural gas liquids could adversely affect cash distributions by the Trust and the value of the Trust units.
     The revenues of the Trust, the value of the Trust units and the amount of cash distributions to the Trust unitholders will depend upon, among other things, oil, natural gas and natural gas liquid production and prices and the costs incurred to exploit oil and natural gas reserves attributable to the underlying properties. Drilling, production or transportation accidents that temporarily or permanently halt the production and sale of oil, natural gas and natural gas liquids at any of the underlying properties will reduce Trust distributions by reducing the amount of net proceeds available for distribution. For example, accidents may occur that result in personal injuries, property damage, damage to productive formations or equipment and environmental damages. Any costs incurred in connection with any such accidents that are not insured against will have the effect of reducing the net proceeds available for distribution to the Trust. In addition, curtailments or damage to pipelines used to transport oil, natural gas and natural gas liquid production to markets for sale could reduce the amount of net proceeds available for distribution. Any such curtailment or damage to the gathering systems could also require finding alternative means to transport the oil, natural gas and natural gas liquid production from the underlying properties, which alternative means could result in additional costs that will have the effect of reducing net proceeds available for distribution.
The Trust and the Trust unitholders have no voting or managerial rights with respect to the underlying properties. As a result, Trust unitholders have no ability to influence the operation of the underlying properties.
     Oil and natural gas properties are typically managed pursuant to an operating agreement among the working interest owners of oil and natural gas properties. The typical operating agreement contains procedures whereby the owners of the working interests in the property designate one of the interest owners to be the operator of the property. Under these arrangements, the operator is typically responsible for making decisions relating to drilling activities, sale of production, compliance with regulatory requirements and other matters that affect the property. Neither the Trustee nor the Trust unitholders have any contractual ability to influence or control the field operations of, and sale of oil and natural gas from, the underlying properties. Also, the Trust unitholders have no voting rights with respect to the operators of these properties and, therefore, will have no managerial, contractual or other ability to influence the activities of the operators of these properties.
Whiting has limited control over activities on certain of the underlying properties Whiting does not operate, which could reduce production from the underlying properties and cash available for distribution to Trust unitholders.
     Whiting is currently designated as the operator of approximately 60.9% of the underlying properties based on the pre-tax PV10 value contained in the reserve report. However, for the 39.1% of the underlying properties that Whiting does not operate, Whiting does not have control over normal operating procedures or expenditures relating to such properties. The failure of an operator to adequately perform operations or an operator’s breach of the applicable agreements could reduce production from the underlying properties and the cash available for distribution to Trust unitholders. The success and timing of operational activities on properties operated by others therefore depends upon a number of factors outside of Whiting’s control, including the operator’s timing and amount of capital expenditures, expertise and financial resources, inclusion of other participants in drilling wells, and use of technology. Because Whiting does not have a majority interest in most of the non-operated properties comprising the underlying properties, Whiting may not be in a position to remove the operator in the event of poor performance.
Shortages or increases in costs of oil field equipment, services and qualified personnel could reduce the amount of cash available for distribution.
     The demand for qualified and experienced field personnel to conduct field operations, geologists, geophysicists, engineers and other professionals in the oil and natural gas industry can fluctuate significantly, often in correlation with oil and natural gas prices, causing periodic shortages. Historically, there have been shortages of drilling rigs and other oilfield equipment as demand for rigs and equipment has increased along with the number of wells being drilled. These factors also cause significant increases in costs for equipment, services and personnel. Higher oil and natural gas prices generally stimulate demand and result in increased prices for drilling rigs, crews and associated supplies, equipment and services. Shortages of field personnel and equipment or price increases could significantly decrease the amount of cash available for distribution to the Trust unitholders, or restrict operations on the underlying properties.
Whiting is not required to make capital expenditures on the underlying properties at historical levels or at all. If Whiting does not make capital expenditures, then the timing of production from the underlying properties may not be accelerated.
     Whiting has made capital expenditures on the underlying properties, which has increased production from the underlying properties. However, Whiting has no contractual obligation to make capital expenditures on the underlying properties in the future. Furthermore, for properties on which Whiting is not designated as the operator, the decision whether to make capital expenditures is made by the operator and Whiting has no control over the timing or amount of those capital expenditures. Whiting also has the right to non-consent and not participate in the capital expenditures on these properties, in which case Whiting and the Trust will not receive the production resulting from such capital expenditures. Accordingly, it is likely that capital expenditures with respect to the underlying properties will vary from and may be less than historical levels.
Whiting may abandon individual wells or properties that it reasonably believes to be uneconomic.
     Whiting may abandon any well if it reasonably believes that the well can no longer produce oil or natural gas in commercially economic quantities. This could result in termination of the net profits interest relating to the abandoned well.
The reserves attributable to the underlying properties are depleting assets and production from those reserves will diminish over time. Furthermore, the Trust is precluded from acquiring other oil and natural gas properties or net profits interests to replace the depleting assets and production.
     The net proceeds payable to the Trust from the net profits interest are derived from the sale of oil, natural gas and natural gas liquids produced from the underlying properties and proceeds, if any, received by Whiting upon settlement of the hedge contracts. The reserves attributable to the underlying properties are depleting assets, which means that the reserves attributable to the underlying properties will decline over time. The reserve report reflects that the cumulative past production from the underlying properties through December 31, 2007, represents an aggregate depletion percentage of 93.9% of the estimated ultimate total production from the properties. As a result, the quantity of oil and natural gas produced from the underlying properties is expected to decline over time. The reserves attributable to the underlying properties declined 2.2% from December 31, 2006 to December 31, 2007, and the production attributable to the underlying properties declined 5.2% from 2006 to 2007. Based on the reserve report, production attributable to the underlying properties is expected to decline at an average year over year rate of approximately 10.5% between 2008 and 2017. However, cash distributions to unitholders may decline at a faster rate than the rate of production due to fixed and semi-variable costs attributable to the underlying properties. Also, the anticipated rate of decline is an estimate and actual decline rates will likely vary from those estimated. The net profits interest will terminate at the time when 9.11 MMBOE have been produced from the underlying properties and sold (which amount is the equivalent of 8.20 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the net profits interest).
     Future maintenance projects on the underlying properties beyond those which are currently estimated may affect the quantity of proved reserves that can be economically produced from the underlying properties. The timing and size of these projects will depend on, among other factors, the market prices of oil, natural gas and natural gas liquids. If operators of the underlying properties do not implement required maintenance projects when warranted, the future rate of production decline of proved reserves may be higher than the rate currently expected by Whiting or estimated in the reserve report. In addition Whiting is not required to make any capital expenditures.
     The Trust Agreement provides that the Trust’s business activities are limited to owning the net profits interest and any activity reasonably related to such ownership, including activities required or permitted by the terms of the conveyance related to the net profits interest. As a result, the Trust is not permitted to acquire other oil and natural gas properties or net profits interests to replace the depleting assets and production attributable to the net profits interest.

     Because the net proceeds payable to the Trust are derived from the sale of depleting assets, the portion of the distributions to unitholders attributable to depletion should be considered a return of capital as opposed to a return on investment. Eventually, the net profits interest may cease to produce in commercial quantities and the Trust may, therefore, cease to receive any distributions of net proceeds.
The amount of cash available for distribution by the Trust is reduced by the amount of any royalties, lease operating expenses, production and property taxes, maintenance expenses, postproduction costs and producing overhead, and payments made with respect to the hedge contracts.
     Production costs on the underlying properties are deducted in the calculation of the Trust’s share of net proceeds. In addition, production and property taxes and any costs or payments associated with post-production costs are deducted in the calculation of the Trust’s share of net proceeds. Accordingly, higher or lower production expenses, taxes and post-production costs directly decrease or increase the amount received by the Trust in respect of its net profits interest. The amount of net proceeds subject to the net profits interest is also reduced by all payments made by Whiting to the hedge contract counterparty upon settlement of the hedge contracts.
     If production costs of the underlying properties and payments made by Whiting to the hedge contract counterparty exceed the proceeds of production, the Trust will not receive net proceeds until future proceeds from production exceed the total of the excess costs plus accrued interest during the deficit period.
If the payments received by Whiting under the hedge contracts and certain other non-production revenue exceed operating expenses during a quarterly period, then the ability to use such excess amounts to offset operating expenses will be deferred until the next quarterly period when such amounts are less than such expenses.
     If the hedge payments received by Whiting and certain other non-production revenue exceed the operating expenses during a quarterly period, the ability to use such excess amounts to offset operating expenses will be deferred until the next quarterly period when such amounts are less than such expenses. If such amounts are deferred, then the applicable quarterly distribution will be less than it would have otherwise been. However, if any excess amounts have not been used to offset costs at the time when 9.11 MMBOE have been produced from the underlying properties and sold, which is the time when the net profits interest will terminate, then unitholders will not be entitled to receive the benefit of such excess amounts. Such a scenario could occur if oil and natural gas prices decline significantly through December 31, 2012 and remained low for the remainder of the term.
An increase in the differential between the NYMEX or other benchmark price of oil and natural gas and the wellhead price received could reduce cash distributions by the Trust and the value of Trust units.
     The prices received for our oil and natural gas production usually trade at a discount to the relevant benchmark prices, such as NYMEX, that are used for calculating hedge positions. The difference between the benchmark price and the price received is called a differential. The differential may vary significantly due to market conditions, the quality and location of production and other factors. Whiting cannot accurately predict oil and natural gas differentials. Increases in the differential between the benchmark price for oil and natural gas and the wellhead price received could reduce cash distributions by the Trust and the value of the Trust units.
Under certain circumstances, the Trust provides that the Trustee may be required to sell the net profits interest and dissolve the Trust prior to the expected termination of the Trust. As a result, Trust unitholders may not recover their investment.
     The Trustee must sell the net profits interest if the holders of a majority of the Trust units approve the sale or vote to dissolve the Trust. The Trustee must also sell the net profits interest if the annual gross proceeds attributable to the net profits interest are less than $1.0 million for each of any two consecutive years. The sale of the net profits interest will result in the dissolution of the Trust. The net proceeds of any such sale will be distributed to the Trust unitholders.
     The net profits interest will terminate at the time when 9.11 MMBOE have been produced from the underlying properties and sold (which amount is the equivalent of 8.20 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the net profits interest). The Trust unitholders will not be entitled to receive any net proceeds from the sale of production from the underlying properties following the termination of the net profits interest. Therefore, the market price of the Trust units will likely diminish towards the end of the term of the net profits interest because the cash distributions from the Trust will cease at the termination of such net profits interest and the Trust will have no right to any additional production from the underlying properties after the term of the net profits interest.
The disposal by Whiting of its remaining Trust units may reduce the market price of the Trust units.
     Whiting owns 15.8% of the Trust units. If Whiting sells these units, then the market price of the Trust units may be reduced. Whiting has entered into a lock-up agreement that prohibits it from selling any Trust units for a period of 180 days after April 24, 2008 without the consent of Raymond James & Associates, Inc. and Wachovia Capital Markets, LLC, acting as representatives of the several underwriters of the initial public offering of the units. Whiting and the Trust have entered into a registration rights agreement pursuant to which the Trust has agreed to file a registration statement or shelf registration statement to register the resale of the remaining Trust units held by Whiting and any transferee of the Trust units upon request by such holders.
The market price for the Trust units may not reflect the value of the net profits interest held by the Trust.
     The trading price for publicly traded securities similar to the Trust units tends to be tied to recent and expected levels of cash distributions. The amounts available for distribution by the Trust will vary in response to numerous factors outside the control of the Trust, including prevailing prices for sales of oil, natural gas and natural gas liquid production attributable to the underlying properties. Consequently, the market price for the Trust units may not necessarily be indicative of the value that the Trust would realize if it sold the net profits interest to a third-party buyer. In addition, such market price may not necessarily reflect the fact that since the assets of the Trust are depleting assets, a portion of each cash distribution paid on the Trust units should be considered by investors as a return of capital, with the remainder being considered as a return on investment. As a result, distributions made to a unitholder over the life of these depleting assets may not equal or exceed the purchase price paid by the unitholder.
Conflicts of interest could arise between Whiting and the Trust unitholders.
     The interests of Whiting and the interests of the Trust and the Trust unitholders with respect to the underlying properties could at times differ. For example, Whiting has the right, subject to significant limitations, to cause the Trust to release a portion of the net profits interest in connection with a sale of a portion of the oil and natural gas properties comprising the underlying properties to which such net profits interest relates. In such an event, the Trust is entitled to receive its proportionate share of the proceeds from the sale attributable to the net profits interest released. Additionally, the Trust has no employees and is reliant on Whiting’s employees to operate those underlying properties for which Whiting is designated as the operator. Whiting’s employees are also responsible for the operation of other oil and gas properties Whiting owns, which may require a significant portion or all of their time and resources. Whiting will have broad discretion over the timing and amount of operating expenditures and activities, including workover expenses and activities, which could result in higher costs being attributed to the net profits interest. The documents governing the Trust generally do not provide a mechanism for resolving these conflicting interests.
The Trust is managed by a Trustee who cannot be replaced except at a special meeting of Trust unitholders.
     The business and affairs of the Trust are managed by the Trustee. The voting rights of a Trust unitholder are more limited than those of stockholders of most public corporations. For example, there is no requirement for annual meetings of Trust unitholders or for an annual or other periodic re-election of the Trustee. The Trust Agreement provides that the Trustee may only be removed and replaced by the holders of a majority of the outstanding Trust units at a special meeting of Trust unitholders called by either the Trustee or the holders of not less than 10% of the outstanding Trust units. Whiting owns approximately 15.8% of the outstanding Trust units. As a result, it may be difficult to remove or replace the Trustee without the approval of Whiting.

Trust unitholders have limited ability to enforce provisions of the net profits interest.
     The Trust Agreement permits the Trustee to sue Whiting on behalf of the Trust to enforce the terms of the conveyance creating the net profits interest. If the Trustee does not take appropriate action to enforce provisions of the conveyance, the recourse of a Trust unitholder likely would be limited to bringing a lawsuit against the Trustee to compel the Trustee to take specified actions. The Trust Agreement expressly limits the Trust unitholders’ ability to directly sue Whiting or any other third party other than the Trustee. As a result, the unitholders will not be able to sue Whiting to enforce these rights.
Courts outside of Delaware may not recognize the limited liability of the Trust unitholders provided under Delaware law.
     Under the Delaware Statutory Trust Act, Trust unitholders are entitled to the same limitation of personal liability extended to stockholders of private corporations under the General Corporation Law of the State of Delaware. Courts in jurisdictions outside of Delaware, however, may not give effect to such limitation.
The operations of the underlying properties may result in significant costs and liabilities with respect to environmental and operational safety matters, which could reduce the amount of cash available for distribution to Trust unitholders.
     Significant costs and liabilities can be incurred as a result of environmental and safety requirements applicable to the oil and natural gas exploration, development and production activities of the underlying properties. These costs and liabilities could arise under a wide range of federal, state and local environmental and safety laws, regulations, and enforcement policies, which legal requirements have tended to become increasingly strict over time. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, imposition of cleanup and site restoration costs and liens, and to a lesser extent, issuance of injunctions to limit or cease operations. In addition, claims for damages to persons, property or natural resources may result from environmental and other impacts on the operations of the underlying properties.
     Strict, joint and several liability may be imposed under certain environmental laws and regulations, which could result in liability for the conduct of others or for the consequences of one’s own actions that were in compliance with all applicable laws at the time those actions were taken. New laws, regulations or enforcement policies could be more stringent and impose unforeseen liabilities or significantly increase compliance costs. If it were not possible to recover the resulting costs for such liabilities or non-compliance through insurance or increased revenues, then these costs could have a material adverse effect on the cash distributions to the Trust unitholders.
The operations of the underlying properties are subject to complex federal, state, local and other laws and regulations that could adversely affect the cash distributions to the Trust unitholders.
     The development and production operations of the underlying properties are subject to complex and stringent laws and regulations. In order to conduct the operations of the underlying properties in compliance with these laws and regulations, Whiting and the other operators must obtain and maintain numerous permits, approvals and certificates from various federal, state, local and governmental authorities. Whiting and the other operators may incur substantial costs and experience delays in order to maintain compliance with these existing laws and regulations, which could decrease the cash distributions to the Trust unitholders. In addition, the costs of compliance may increase or the operations of the underlying properties may be otherwise adversely affected if existing laws and regulations are revised or reinterpreted, or if new laws and regulations become applicable to such operations. Such costs could have a material adverse effect on the cash distributions to the Trust unitholders.
     The operations of the underlying properties are subject to federal, state and local laws and regulations as interpreted and enforced by governmental authorities possessing jurisdiction over various aspects of the exploration for, and the production of, oil and natural gas. Failure to comply with such laws and regulations, as interpreted and enforced, could have a material adverse effect on the cash distributions to the Trust unitholders.

The Trust has not requested a ruling from the IRS regarding the tax treatment of ownership of the Trust units. If the IRS were to determine (and be sustained in that determination) that the Trust is not a “grantor Trust” for federal income tax purposes, or that the net profits interest is not a debt instrument for federal income tax purposes, the Trust unitholders may receive different and less advantageous tax treatment than they anticipated.
     If the net profits interest were not treated as a debt instrument, the deductions allowed to an individual Trust unitholder in their recovery of basis in the net profits interest may be itemized deductions, the deductibility of which would be subject to limitations that may or may not apply depending upon the unitholder’s circumstances.
     Neither Whiting nor the Trust has requested a ruling from the IRS regarding these tax questions, and neither Whiting nor the Trust can assure you that such a ruling would be granted if requested or that the IRS will not challenge this position on audit.
     Trust unitholders should be aware of the possible state tax implications of owning Trust units, and should consult their own tax advisors for advice regarding the state as well as federal tax implications of owning Trust units.
The Trust’s net profits interest may be characterized as an executory contract in bankruptcy, which could be rejected in bankruptcy, thus relieving Whiting from its obligations to make payments to the Trust with respect to the net profits interest.
     Whiting has sent for record the conveyance of the net profits interest in the states where the underlying properties are located in the real property records in each county where these properties are located. The net profits interest is a non-operating, non-possessory interest carved out of the oil and natural gas leasehold estate, but certain states have not directly determined whether a net profits interest is a real or a personal property interest. Whiting believes that the delivery and recording of the conveyance should create a fully conveyed and vested property interest under the applicable state’s laws, but certain states have not directly determined whether this would be the result. If in a bankruptcy proceeding in which Whiting becomes involved as a debtor a determination were made that the conveyance constitutes an executory contract and the net profits interest is not a fully conveyed property interest under the laws of the applicable state, and if such contract were not to be assumed in a bankruptcy proceeding involving Whiting, the Trust would be treated as an unsecured creditor of Whiting with respect to such net profits interest in the pending bankruptcy proceeding.
If the financial position of Whiting degrades in the future, Whiting may not be able to satisfy its obligations to the Trust.
     Whiting operates approximately 60.9% of the underlying properties based on the pre-tax PV10% value. The conveyance provides that Whiting will be obligated to market, or cause to be marketed, the production related to underlying properties for which it operates. In addition, Whiting is obligated to use the proceeds it receives upon the settlement of the hedge contracts to offset operating expenses relating to the underlying properties, with certain restrictions.
     Whiting has entered into hedge contracts, consisting of costless collar arrangements, with an institutional counterparty to reduce the exposure of the revenue from oil and natural gas production from the underlying properties to fluctuations in crude oil and natural gas prices in order to achieve more predictable cash flow. The crude oil and natural gas collar arrangements will settle based on the average of the settlement price for each commodity business day in the contract period. In a collar arrangement, the counterparty is required to make a payment to Whiting for the difference between the fixed floor price and the settlement price if the settlement price is below the fixed floor price. Whiting is required to make a payment to the counterparty for the difference between the fixed ceiling price and the settlement price if the settlement price is above the fixed ceiling price.
     The ability of Whiting to perform its obligations related to the operation of the underlying properties, its obligations to the counterparty related to the hedge contracts and its obligations to the Trust will depend on Whiting’s future financial condition and economic performance, which in turn will depend upon the supply and demand for oil and natural gas, prevailing economic conditions and upon financial, business and other factors, many of which are beyond the control of Whiting. Whiting cannot provide any assurance that its financial condition and economic performance will not deteriorate in the future. For example, Whiting’s net income in 2007 decreased to $130.6 million from $156.4 million in 2006 due to a 3% decrease in equivalent volumes sold, a 7% decrease in gas prices (net of hedging) between periods, higher lease operating expenses, production taxes, depreciation, depletion and amortization expenses, exploration and impairment and general and administrative expenses and change in Whiting’s production participation plan liability.
The Trust’s receipt of payments based on the hedge contracts depends upon the financial position of the hedge contract counterparty and Whiting. A default by the hedge contract counterparty or Whiting could reduce the amount of cash available for distribution to the Trust unitholders.
     In the event that the counterparty to the hedge contracts defaults on its obligations to make payments to Whiting under the hedge contracts, the cash distributions to the Trust unitholders could be materially reduced as the hedge payments are intended to provide additional cash to the Trust during periods of lower crude oil and natural gas prices. In addition, because the hedge contracts are with a single counterparty, JPMorgan Chase Bank National Association, the risk of default is concentrated with one financial institution. Whiting cannot provide any assurance that this counterparty will not become a credit risk in the future. The hedge contracts also have default terms applicable to Whiting, including customary cross default provisions. If Whiting were to default, the counterparty to the hedge contracts could terminate the hedge contracts and the cash distributions to Trust unitholders could be materially reduced during periods of lower crude oil and natural gas prices.
Under certain circumstances, the Trust provides that the Trustee may be required to reconvey to Whiting a portion of the net profits interest, which may impact how quickly 9.11 MMBOE are produced from the underlying properties for purposes of the net profits interest.
     If Whiting is notified by a person with whom Whiting is a party to a contract containing a prior reversionary interest that Whiting is required to convey any of the underlying properties to such person or cease production from any well, then Whiting may provide such conveyance with respect to such underlying property or permanently cease production from such well. Such a reversionary interest typically results from the provisions of a joint operating agreement that governs the drilling of wells on jointly owned property and financial arrangements for instances where all owners may not want to make the capital expenditure necessary to drill a new well. The reversionary interest is created because an owner that does not consent to capital expenditures will not have to pay its share of the capital expenditure, but instead will relinquish its share of proceeds from the well until the consenting owners receive payout (or a multiple of payout) of their capital expenditures. In such case, Whiting may request the Trustee to reconvey to Whiting the net profits interest with respect to any such underlying property or well. The Trust will not receive any consideration for such reconveyance of a portion of the net profits interest. Such reconveyance of a portion of the net profits interest may extend the time it takes for 9.11 MMBOE (which is equivalent to 8.20 MMBOE attributable to the net profits interest) to be produced from the underlying properties for purposes of the net profits interest.

Item 6. Exhibits.
     (Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.)

Exhibit
Number		Description
3.1*	—	Certificate of Trust of Whiting USA Trust I (Incorporated herein by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (Registration No. 333-147543))

3.2*	—	Amended and Restated Trust Agreement, dated April 30, 2008, among Whiting Oil and Gas Corporation, Equity Oil Company, The Bank of New York Trust Company, N.A. as Trustee and Wilmington Trust Company as Delaware Trustee. (Incorporated herein by reference to Exhibit 3.1 to theTrust’s Current Report on Form 8-K filed on April 30, 2008 (File No. 001-34026))

10.1*	—	Conveyance of Net Profits Interest, dated April 30, 2008, from Whiting Oil and Gas Corporation and Equity Oil Company to The Bank of New York Trust Company, N.A. as Trustee of Whiting USA Trust I. (Incorporated herein by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on April 30, 2008 (File No. 001-34026))

10.2*	—	Administrative Services Agreement, dated April 30, 2008, by and between Whiting Oil and Gas Corporation and The Bank of New York Trust Company, N.A. as Trustee of Whiting USA Trust I. (Incorporated herein by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed on April 30, 2008 (File No. 001-34026))

10.3*	—	Registration Rights Agreement, dated April 30, 2008, by and between Whiting Petroleum Corporation and The Bank of New York Trust Company, N.A. as Trustee of Whiting USA Trust I. (Incorporated herein by reference to Exhibit 10.3 to the Trust’s Current Report on Form 8-K filed on April 30, 2008] (File No. 001-34026))

31	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHITING USA TRUST I
By:	The Bank of New York Trust Company, N.A., as Trustee

By:	/s/ Mike Ulrich
Mike Ulrich
Vice President

Date: June 6, 2008
     The Registrant, Whiting USA Trust I, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided. In signing the report above, the Trustee does not imply that it has performed any such function or that such function exists pursuant to the terms of the Trust Agreement under which it serves.

EXHIBIT INDEX

Exhibit
Number		Description
3.1*	—	Certificate of Trust of Whiting USA Trust I (Incorporated herein by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (Registration No. 333-147543))

3.2*	—	Amended and Restated Trust Agreement, dated April 30, 2008, among Whiting Oil and Gas Corporation, Equity Oil Company, The Bank of New York Trust Company, N.A. as Trustee and Wilmington Trust Company as Delaware Trustee. (Incorporated herein by reference to Exhibit 3.1 to theTrust’s Current Report on Form 8-K filed on April 30, 2008 (File No. 001-34026))

10.1*	—	Conveyance of Net Profits Interest, dated April 30, 2008, from Whiting Oil and Gas Corporation and Equity Oil Company to The Bank of New York Trust Company, N.A. as Trustee of Whiting USA Trust I. (Incorporated herein by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on April 30, 2008 (File No. 001-34026))

10.2*	—	Administrative Services Agreement, dated April 30, 2008, by and between Whiting Oil and Gas Corporation and The Bank of New York Trust Company, N.A. as Trustee of Whiting USA Trust I. (Incorporated herein by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed on April 30, 2008 (File No. 001-34026))

10.3*	—	Registration Rights Agreement, dated April 30, 2008, by and between Whiting Petroleum Corporation and The Bank of New York Trust Company, N.A. as Trustee of Whiting USA Trust I. (Incorporated herein by reference to Exhibit 10.3 to the Trust’s Current Report on Form 8-K filed on April 30, 2008] (File No. 001-34026))

31	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Asterisk indicates exhibit previously field with the Securities and Exchange Commission and incorporated herein by reference.)