Form 10-Q
period 2008-06-30
WHITING USA TRUST I
filed 2008-08-14
CIK 1417003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from                      to
Commission File Number: 001-34026

WHITING USA TRUST I
(Exact name of registrant as specified in its charter)

Delaware	26-6053936
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

The Bank of New York Mellon Trust Company, N.A., Trustee Global Corporate Trust 919 Congress Avenue Austin, Texas (Address of principal executive offices)	78701 (Zip Code)
1-800-852-1422
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
     As of August 11, 2008, 13,863,889 Units of Beneficial Interest in Whiting USA Trust I were outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
WHITING USA TRUST I
Statements of Assets, Liabilities and Trust Corpus
(Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
Cash and short-term investments	$122,919	$10
Investment in net profits interest	111,223,059	—
Accumulated amortization	(3,263,517)	—

Total assets	$108,082,461	$10

LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses	$122,909	$—
Trust corpus (13,863,889 Trust units issued and outstanding at June 30, 2008)	107,959,552	10

Total liabilities and Trust corpus	$108,082,461	$10

Statements of Distributable Income
(Unaudited)

	Three Months Ended	Six Months Ended
	June 30, 2008	June 30, 2008
Income from net profits interest	$14,779,037	$14,779,037
Provision for estimated Trust expenses	(300,000)	(300,000)
State income tax withholding	(96,176)	(96,176)

Distributable income	$14,382,861	$14,382,861

Distributable income per unit	$1.037433	$1.037433

Statements of Changes in Trust Corpus
(Unaudited)

	Three Months Ended	Six Months Ended
	June 30, 2008	June 30, 2008
Trust corpus, beginning of period	$10	$10
Investment in net profits interest	111,223,059	111,223,059
Distributable income	14,382,861	14,382,861
Distributions to unitholders	(14,382,861)	(14,382,861)
Amortization of investment in net profits interest	(3,263,517)	(3,263,517)

Trust corpus, end of period	$107,959,552	$107,959,552

The accompanying notes are an integral part of these financial statements.

WHITING USA TRUST I
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
1. ORGANIZATION OF THE TRUST
     Formation of the Trust — Whiting USA Trust I (the “Trust”) is a statutory trust formed on October 18, 2007, under the Delaware Statutory Trust Act pursuant to a trust agreement (the “Trust Agreement”) among Whiting Oil and Gas Corporation and Equity Oil Company, as trustors, The Bank of New York Trust Company, N.A., as Trustee (The Bank of New York Trust Company, N.A. being subsequently renamed The Bank of New York Mellon Trust Company, N.A., and herein being called the “Trustee”), and Wilmington Trust Company, as Delaware Trustee (the “Delaware Trustee”). The initial capitalization of the Trust estate was funded by Whiting Petroleum Corporation (“Whiting”) on November 16, 2007.
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
     The net profits interest is passive in nature, and the Trustee has no management control over and no responsibility relating to the operation of the underlying properties. The net profits interest entitles the Trust to receive 90% of the net proceeds attributable to the Trust’s interest from the sale of production from the underlying properties. The net profits interest will terminate when 9.11 million barrels of oil equivalent have been produced from the underlying properties and sold (which amount is the equivalent of 8.20 million barrels of oil equivalent in respect of the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the net profits interest), and the Trust will soon thereafter wind up its affairs and terminate. These reserve quantities are projected to be produced by December 31, 2017, based on the reserve report for the underlying properties as of December 31, 2007.
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
     Initial Issuance of Trust Units and Net Profits Interest Conveyance — On April 23, 2008, the registration statement on Form S-1/S-3 (Registration No. 333-147543) filed by Whiting and the Trust in connection with the initial public offering of the Trust units was declared effective by the Securities and Exchange Commission. On April 30, 2008 the Trust issued 13,863,889 Trust units to Whiting in exchange for the conveyance by the Subsidiaries of the net profits interest in underlying properties discussed above. Immediately thereafter, Whiting completed an initial public offering of units of beneficial interest in the Trust, selling 11,677,500 Trust units at $20.00 per Trust unit. Whiting retained an ownership in 2,186,389 Trust units, or 15.8% of the total Trust units issued and outstanding.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Basis of Accounting — The accompanying unaudited financial information has been prepared by the Trustee in accordance with the instructions to Form 10-Q. The accompanying financial information is prepared on a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America (“GAAP”). The Trustee believes that the information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are of a normal and recurring nature. The financial information should be read in conjunction with the financial statements and notes thereto included in the Prospectus filed on April 25, 2008. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.
     The Trust uses the modified cash basis of accounting to report Trust receipts from the term net profits interest and payments of expenses incurred. The term net profits interest is revenues (oil, gas and natural gas liquid sales) less expenses (the amount by which all royalties, lease operating expenses including well workover costs, production and property taxes, payments made by Whiting to the hedge counterparty upon settlements of hedge contracts, maintenance expenses, postproduction costs including plugging and abandonment, and producing overhead, exceed hedge payments received by Whiting under hedge contracts and other non-production revenue) of the underlying properties multiplied by 90% (term net profits interest percentage). Actual cash receipts may vary due to timing delays of cash receipts from the property operators or purchasers and due to wellhead and pipeline volume balancing agreements or practices. The actual cash distributions of the Trust will be made based on the terms of the conveyance creating the Trust’s net profits interest.

     The financial statements of the Trust, as prepared on a modified cash basis, reflect the Trust’s assets, liabilities, Trust corpus, earnings, and distributions, as follows:
a.	Revenues will be recorded when received and distributions to Trust unitholders will be recorded when paid.

b.	Trust expenses (which include accounting, engineering, legal, and other professional fees, Trustees’ fees, and out-of-pocket expenses) will be recorded when paid.

c.	Cash reserves may be established by the Trustee for certain contingencies that would not be recorded under GAAP.

d.	Amortization of the investment in net profits interest is calculated based on the units of production method. Such amortization is charged directly to the Trust corpus, and does not affect cash earnings.

e.	The Trust evaluates impairment of the investment in net profits interest by comparing the undiscounted cash flows expected to be realized from the investment in net profits interest to the carrying value, pursuant to Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). If the expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the investment in net profits interest.
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
3. NET PROFITS INTEREST
     The Subsidiaries of Whiting conveyed the net profits interest to the Trust in exchange for 13,863,889 Trust units. The net profits interest was recorded at the historical cost of Whiting on April 30, 2008, the date of conveyance (except for the commodity derivatives which are reflected at their fair value as of April 30, 2008) and is calculated as follows:

Oil and gas properties	$178,745,843
Accumulated amortization	(45,890,986)
Commodity derivative liability	(7,588,994)
Asset retirement obligation	(1,684,686)

Net property value to be conveyed	123,581,177

Multiplied by the 90% net profits interest to Trust	$111,223,059

4. INCOME FROM NET PROFITS INTEREST
     The Trust received income from net profits interest in the amount of $14,779,037 for the three and six month periods ended June 30, 2008 as follows:

	Three months ended	Six months ended
	June 30, 2008	June 30, 2008
Revenues:
Oil sales(1)	$17,731,810	$17,731,810
Natural gas sales(2)	5,795,876	5,795,876

Total revenues	$23,527,686	$23,527,686

Costs:
Lease operating expense	$5,405,107	$5,405,107
Production taxes	1,701,427	1,701,427
Cash settlements paid (received) under commodity derivative contracts	—	—

Total costs	$7,106,534	$7,106,534

Net proceeds	$16,421,152	$16,421,152

Net profits percentage	90%	90%

Income from net profits interest	$14,779,037	$14,779,037

(1)	Because of the one-month interval between the time crude oil volumes are produced and the receipt of oil sales proceeds by Whiting, oil sales attributable to the May 2008 Trust distribution generally represent production for January, February and March of 2008.

(2)	Because of the two-month interval between the time natural gas volumes are produced and the receipt of gas sales proceeds by Whiting, natural gas sales attributable to the May 2008 Trust distribution generally represent production for January and February 2008.
5. INCOME TAXES
     The Trust is a grantor trust and as such is not subject to federal income taxes, and accordingly no recognition has been given to federal income taxes in the Trust’s financial statements. The Trust unitholders are treated as the owners of Trust income and corpus, and the entire federal taxable income of the Trust will be reported by the Trust unitholders on their respective tax returns.
     For Montana state income tax purposes, Whiting must withhold from the net profits interest payable to the Trust, an amount equal to 6% of the net amount payable to the Trust from the sale of oil and gas in Montana. For North Dakota, Oklahoma, Arkansas, Michigan, New Mexico, Alabama, Louisiana, Colorado, Kansas, Utah and Mississippi, neither the Trust nor Whiting is withholding the income tax due such states on distributions made to an individual resident or nonresident Trust unitholder, as long as the Trust is taxed as a grantor trust under the Internal Revenue Code.
6. DISTRIBUTIONS TO UNITHOLDERS
     Actual cash distributions to the Trust unitholders will depend upon the quantity of and prices received for oil, natural gas and natural gas liquids produced from the underlying properties, among other factors. It is expected that quarterly cash distributions during the term of the Trust will be made by the Trustee no later than 60 days following the end of each quarter (or the next succeeding business day) to the Trust unitholders of record on the 50th day following the end of each quarter. Such amounts will be equal to the excess, if any, of the cash received by the Trust during the quarter, over the expenses of the Trust paid during such quarter, subject to adjustments for changes made by the Trustee during such quarter in any cash reserves established for future expenses of the Trust.
     The first distribution in 2008 was $1.037433 per Trust unit and was made on May 30, 2008 to Trust unitholders owning Trust units as of May 20, 2008. This distribution consisted of an amount in cash paid by Whiting equal to the amount that would have been payable to the Trust had the conveyance been in place since the January 1, 2008 effective date through March 31, 2008, less a provision of $300,000 for estimated Trust expenses and $96,176 for Montana state income tax withholdings.

7. SUBSEQUENT EVENTS
     On August 12, 2008, the Trustee announced the Trust distribution of net profits for the second quarterly payment period in 2008. Unitholders of record on August 19, 2008 will receive a distribution amounting to $21,156,745 or $1.526032 per Trust unit, which is payable on or before August 29, 2008. This distribution consisted of net cash proceeds of $21,546,068 paid by Whiting to the Trust, less a provision of $250,000 for estimated Trust expenses and $139,323 for Montana state income tax withholdings.
8. PRO FORMA FINANCIAL STATEMENTS
     The following unaudited pro forma statements of distributable income assume that the conveyance of the term net profits interest occurred on October 18, 2007, the Trust’s formation date:
WHITING USA TRUST I
Pro Forma Statements of Distributable Income

	October 18, 2007 to		Six months ended
	December 31, 2007		June 30, 2008
Historical Results
Distributable income, as reported	$—		$14,382,861
Pro Forma Adjustments
Income from net profits interest	$11,486,400	(a)	$17,453,677	(b)
Less:
General and administrative expenses	—	(c)	180,000	(c)
State income tax withholding	86,164	(d)	102,444	(d)

Pro Forma Consolidated Results
Distributable income	$11,400,236		$31,554,094

Distributable income per unit	$0.822297		$2.275992

(a)	The Trust uses the modified cash basis of accounting, and revenues are therefore recorded when received. The pro forma statements of distributable income assume i) that the conveyance of the term net profits interest occurred on October 18, 2007, and ii) that the net profits interest was effective for oil and gas production from the underlying properties starting from July 1, 2007, the beginning of the third quarter of 2007. Because the initial distribution from Whiting to the Trust is due no later than 60 days following the first quarterly period for which the net profits interest is effective, this adjustment assumes that the first quarterly distribution to the Trust would have been made by November 29, 2007 (covering net cash proceeds received by Whiting for oil sales from July 1, 2007 through September 30, 2007 and gas sales from July 1, 2007 through August 31, 2007).

(b)	The Trust uses the modified cash basis of accounting, and revenues are therefore recorded when received. The pro forma statements of distributable income assume i) that the conveyance of the term net profits interest occurred on October 18, 2007, and ii) that the net profits interest was effective for oil and gas production from the underlying properties starting from July 1, 2007, the beginning of the third quarter of 2007. Because quarterly cash distributions to the Trust will be made by the Trustee no later than 60 days following the end of each quarter, this adjustment assumes that quarterly distributions to the Trust during the six months ended June 30, 2008 would have occurred by February 29, 2008 (covering net cash proceeds received by Whiting for oil sales from October 1, 2007 through December 31, 2007 and gas sales from September 1, 2007 through November 30, 2007) and by May 30, 2008 (covering net cash proceeds received by Whiting for oil sales from January 1, 2008 through March 31, 2008 and gas sales from December 1, 2008 through February 29, 2008).

Since the Trust’s historical income from net profits interest already represented net cash proceeds received by Whiting for oil sales from January 1, 2008 through March 31, 2008 and gas sales for January and February of 2008, this amount also adjusts the Trust’s historical results for the May 30, 2008 distribution in order to include net proceeds attributable to natural gas sales for December of 2007.

(c)	The Trust will pay a quarterly administration fee to Whiting of $50,000 60 days following the end of each quarter and an annual administrative Trustee fee of $160,000, which is paid to the Trustee in four quarterly installments of $40,000 each and is billed in arrears.

(d)	For Montana state income tax purposes, Whiting must withhold from the net profits interest payable to the Trust, an amount equal to 6% of the net amount payable to the Trust from the sale of oil and gas in Montana. For North Dakota, Oklahoma, Arkansas, Michigan, New Mexico, Alabama, Louisiana, Colorado, Kansas, Utah and Mississippi, neither the Trust nor Whiting should be required to withhold the income tax due such states on distributions made to an individual resident or nonresident Trust unitholder as long as the Trust is taxed as a grantor trust under the Internal Revenue Code.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Note Regarding Forward-Looking Statements
     This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. No assurance can be given that such expectations will prove to have been correct. When used in this Form 10-Q, the words “believes,” “expects,” “anticipates,” “projects,” “intends” or similar expressions are intended to identify such forward-looking statements. The following important factors, in addition to those discussed elsewhere in this Form 10-Q, could affect the future results of the energy industry in general, and Whiting Petroleum Corporation (“Whiting”) and Whiting USA Trust I (the “Trust”) in particular, and could cause actual results to differ materially from those expressed in such forward-looking statements:
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
Overview
     The following review of the Trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto. The Trust was formed on October 18, 2007. The conveyance of the net profits interest, however, did not occur until April 30, 2008. As a result, the Trust did not recognize any income or make any distributions during 2007 or during the first quarter of 2008. The net profits interest was conveyed effective for production from the underlying properties starting from January 1, 2008. Therefore, the Trust’s first quarterly distribution paid on May 30, 2008 consisted of an amount in cash paid by Whiting equal to the amount that would have been paid to the Trust had the conveyance been in place since the January 1, 2008 effective date through March 31, 2008.
     The Trust does not conduct any operations or activities. The Trust’s purpose is, in general, to hold the net profits interest, to distribute to the Trust unitholders cash that the Trust receives in respect of the net profits interests and to perform certain administrative functions in respect of the net profits interest and the Trust units. The Trust derives substantially all of its income and cash flows from the net profits interest, which is in turn subject to commodity hedge contracts.

Results of Operations
Three and Six Months Ended June 30, 2008
     On April 30, 2008, Whiting conveyed a term net profits interest in certain of its oil and natural gas properties (“underlying properties”) to the Trust in exchange for 13,863,889 Trust units. Also on April 30, 2008, Whiting completed an initial public offering of units of beneficial interest in the Trust, whereby it sold 11,677,500 Trust units to the public. Whiting retained 2,186,389 Trust units, or 15.8% of the Trust’s total units issued and outstanding.
     Distributable Income. For the three and six months ended June 30, 2008, the Trust’s distributable income was $14,382,861, and the Trust’s distributable income was based on net profits income of $14,779,037 less estimated Trust expenses of $300,000 and Montana state income tax withholdings of $96,176.
     Income From Net Profits Interest. For the three and six months ended June 30, 2008, the Trust recognized income from net profits interest of $14,779,037. As the net profits interest was conveyed effective for production from the underlying properties beginning January 1, 2008, income from net profits interest consisted of an amount paid to the Trust by Whiting equal to the amount that would have been payable to the Trust had the conveyance been in place since the January 1, 2008 effective date through March 31, 2008.
     Income from net profits interest is recorded on a cash basis, when it is received by the Trust. The income from net profits interest that is remitted to the Trust by Whiting is based on the oil and gas production Whiting has received payment for within one month following the end of the most recent fiscal quarter. Whiting receives payment for its crude oil sales generally within 30 days following the month in which it is produced, and Whiting receives payment for its natural gas sales generally within 60 days following the month in which it is produced. Accordingly, income from net profits interest for the three and six months ended June 30, 2008 will generally be associated with crude oil produced and sold in January, February and March of 2008 and natural gas produced and sold in January and February of 2008. Income from net profits interest is generally affected by three major factors:
•	oil and gas sales volumes,

•	oil and gas sales prices, and

•	costs deducted in the calculation of income from net profits interest.

The following is a summary of income from net profits interest received by the Trust for the three and six month periods ended June 30, 2008:

Three and Six Months
Ended June 30, 2008
Sales Volumes:
Oil (Bbls)
Underlying properties (1)	204,026

Natural gas (Mcf)
Underlying properties (2)	789,837

Average Sales Prices:
Oil (per Bbl)	$86.91
Natural gas (per Mcf)	$7.34

Costs (per BOE):
Lease operating expenses	$16.10
Production taxes	$5.07
Cash settlements paid (received) under commodity derivative contracts	$—

Revenues:
Oil sales (1)	$17,731,810
Natural gas sales (2)	5,795,876

Total revenues	$23,527,686

Costs:
Lease operating expense	$5,405,107
Production taxes	1,701,427
Hedge settlements	—

Total costs	$7,106,534

Net proceeds	$16,421,152

Net profits percentage	90%

Income from net profits interest	$14,779,037

(1)	Because of the one-month interval between the time crude oil volumes are produced and the receipt of oil sales proceeds by Whiting, oil sales attributable to the May 2008 Trust distribution generally represent production for January, February and March 2008.

(2)	Because of the two-month interval between the time natural gas volumes are produced and the receipt of gas sales proceeds by Whiting, natural gas sales attributable to the May 2008 Trust distribution generally represent production for January and February of 2008.

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
Future Trust Distributions to Unitholders
     On August 12, 2008, the Trustee announced the Trust distribution of net profits for the second quarterly payment period in 2008. Unitholders of record on August 19, 2008 will receive a distribution amounting to $21,156,745 or $1.526032 per Trust unit, which is payable on or before August 29, 2008. This distribution consisted of net cash proceeds of $21,546,068 paid by Whiting to the Trust, less a provision of $250,000 for estimated Trust expenses and $139,323 for Montana state income tax withholdings.
     As publicly reported, SemCrude, LP and its affiliates (collectively, “SemCrude”) filed bankruptcy Chapter 11 petitions on July 22, 2008 in Delaware Bankruptcy Court. SemCrude purchased certain crude oil produced from a portion of the properties subject to the net profits interest held by the Trust and failed to pay for such purchases during the month of June 2008 and the first 22 days of July 2008 in the aggregate amount of approximately $450,000 to $600,000. Whiting will file appropriate claims in the bankruptcy proceedings with respect to this outstanding amount, but recovery on this receivable, if any, will depend on the bankruptcy process governing SemCrude. Whiting has continued to sell production from the affected properties to SemCrude after July 22, 2008 on a cash prepayment basis.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Commodity Hedge Contracts
     The only assets of and sources of income to the Trust are cash and the net profits interest, which generally entitle the Trust to receive 90% of the net proceeds from oil and gas production from the underlying properties. Consequently, subject to the commodity hedge contracts, the Trust is exposed to market risk from fluctuations in oil and gas prices.
     The revenues derived from the underlying properties depend substantially on prevailing crude oil, natural gas and natural gas liquid prices. As a result, commodity prices also affect the amount of cash flow available for distribution to the Trust unitholders. Lower prices may also reduce the amount of oil, natural gas and natural gas liquids that Whiting can economically produce. Whiting sells the oil, natural gas and natural gas liquid production from the underlying properties under floating market price contracts each month. Whiting has entered into hedge contracts i) to reduce the exposure to volatility in the underlying properties’ oil and gas revenues due to fluctuations in crude oil and natural gas prices, and ii) to achieve more predictable cash flows. However, these contracts limit the amount of cash available for distribution if prices increase. The hedge contracts consist of costless collar arrangements placed with a single trading counterparty, JPMorgan Chase Bank National Association. Whiting cannot provide assurance that this trading counterparty will not become a credit risk in the future. No additional hedges are allowed to be placed on Trust assets.
     Crude oil costless collar arrangements will settle based on the average of the settlement price for each commodity business day in the contract period. Natural gas costless collar arrangements will settle based on the closing settlement price on the second to last scheduled trading day of the month prior to delivery. In a collar arrangement, the counterparty is required to make a payment to Whiting for the difference between the fixed floor price and the settlement price if the settlement price is below the fixed floor price. Whiting is required to make a payment to the counterparty for the difference between the fixed ceiling price and the settlement price if the settlement price is above the fixed ceiling price. From April 1, 2008 for oil and May 1, 2008 for natural gas through December 31, 2012, Whiting’s crude oil and natural gas price risk management positions in collar arrangements (which collars have the potential to affect Whiting’s future distributions to the Trust subsequent to June 30, 2008) are as follows:

		Monthly
		Volume	NYMEX
Commodity	Period	(Bbl)/(MMBtu)	Floor/Ceiling
Crude Oil	04/2008 to 06/2008	27,203	$82.00/$130.50
Crude Oil	04/2008 to 06/2008	27,203	$82.00/$137.40
Crude Oil	07/2008 to 09/2008	26,459	$82.00/$130.45
Crude Oil	07/2008 to 09/2008	26,459	$82.00/$137.57
Crude Oil	10/2008 to 12/2008	25,718	$82.00/$128.30
Crude Oil	10/2008 to 12/2008	25,718	$82.00/$134.85
Crude Oil	01/2009 to 03/2009	25,059	$76.00/$136.70
Crude Oil	01/2009 to 03/2009	25,059	$76.00/$142.99
Crude Oil	04/2009 to 06/2009	24,397	$76.00/$134.70
Crude Oil	04/2009 to 06/2009	24,397	$76.00/$140.39
Crude Oil	07/2009 to 09/2009	23,755	$76.00/$133.70
Crude Oil	07/2009 to 09/2009	23,755	$76.00/$139.12
Crude Oil	10/2009 to 12/2009	23,120	$76.00/$132.90
Crude Oil	10/2009 to 12/2009	23,120	$76.00/$138.54
Crude Oil	01/2010 to 03/2010	22,542	$76.00/$132.35
Crude Oil	01/2010 to 03/2010	22,542	$76.00/$137.82
Crude Oil	04/2010 to 06/2010	21,989	$76.00/$132.10
Crude Oil	04/2010 to 06/2010	21,989	$76.00/$137.60
Crude Oil	07/2010 to 09/2010	21,483	$76.00/$131.90
Crude Oil	07/2010 to 09/2010	21,483	$76.00/$137.88
Crude Oil	10/2010 to 12/2010	20,962	$76.00/$131.90
Crude Oil	10/2010 to 12/2010	20,962	$76.00/$138.32
Crude Oil	01/2011 to 03/2011	20,489	$74.00/$136.00
Crude Oil	01/2011 to 03/2011	20,489	$74.00/$143.35
Crude Oil	04/2011 to 06/2011	20,033	$74.00/$136.20
Crude Oil	04/2011 to 06/2011	20,033	$74.00/$143.95
Crude Oil	07/2011 to 09/2011	19,585	$74.00/$136.10
Crude Oil	07/2011 to 09/2011	19,585	$74.00/$144.19
Crude Oil	10/2011 to 12/2011	19,121	$74.00/$136.55
Crude Oil	10/2011 to 12/2011	19,121	$74.00/$144.94
Crude Oil	01/2012 to 03/2012	18,706	$74.00/$136.95
Crude Oil	01/2012 to 03/2012	18,706	$74.00/$145.59
Crude Oil	04/2012 to 06/2012	18,286	$74.00/$137.30
Crude Oil	04/2012 to 06/2012	18,286	$74.00/$146.15
Crude Oil	07/2012 to 09/2012	17,871	$74.00/$137.30
Crude Oil	07/2012 to 09/2012	17,871	$74.00/$146.09
Crude Oil	10/2012 to 12/2012	17,514	$74.00/$137.80
Crude Oil	10/2012 to 12/2012	17,514	$74.00/$146.62
Natural Gas	05/2008 to 06/2008	258,353	$7.00/$12.45
Natural Gas	07/2008 to 09/2008	241,797	$7.00/$15.85
Natural Gas	10/2008 to 12/2008	228,830	$7.00/$19.00
Natural Gas	01/2009 to 03/2009	216,333	$7.00/$22.50
Natural Gas	04/2009 to 06/2009	201,263	$6.00/$14.85
Natural Gas	07/2009 to 09/2009	192,870	$6.00/$15.60
Natural Gas	10/2009 to 12/2009	185,430	$7.00/$14.85
Natural Gas	01/2010 to 03/2010	178,903	$7.00/$18.65
Natural Gas	04/2010 to 06/2010	172,873	$6.00/$13.20
Natural Gas	07/2010 to 09/2010	167,583	$6.00/$14.00
Natural Gas	10/2010 to 12/2010	162,997	$7.00/$14.20
Natural Gas	01/2011 to 03/2011	157,600	$7.00/$17.40
Natural Gas	04/2011 to 06/2011	152,703	$6.00/$13.05
Natural Gas	07/2011 to 09/2011	148,163	$6.00/$13.65
Natural Gas	10/2011 to 12/2011	142,787	$7.00/$14.25

		Monthly
		Volume	NYMEX
Commodity	Period	(MMBtu)/(Bbl)	Floor/Ceiling
Natural Gas	01/2012 to 03/2012	137,940	$7.00/$15.55
Natural Gas	04/2012 to 06/2012	134,203	$6.00/$13.60
Natural Gas	07/2012 to 09/2012	130,173	$6.00/$14.45
Natural Gas	10/2012 to 12/2012	126,613	$7.00/$13.40
     The collared hedges shown above have the effect of providing a protective floor while allowing Trust unitholders to share in upward pricing movements. Consequently, while these hedges are designed to decrease exposure to price decreases, they also have the effect of limiting the benefit of price increases beyond the ceiling. For the 2008 crude oil contracts listed above, a hypothetical $1.00 change in the NYMEX price above the ceiling price or below the floor price applied to the notional amounts would cause a change in the gain (loss) on hedging activities in 2008 of $476,280 to Whiting, of which 90% would be transferred to the Trust. For the 2008 natural gas contracts listed above, a hypothetical $0.10 change in the NYMEX price above the ceiling price or below the floor price applied to the notional amounts would cause a change in the gain (loss) on hedging activities in 2008 of $192,859 to Whiting, of which 90% would be transferred to the Trust.
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
Item 4. Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures. The Trustee maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations promulgated by the Securities and Exchange Commission. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by Whiting to The Bank of New York Mellon Trust Company, N.A., as Trustee of the Trust, and its employees who participate in the preparation of the Trust’s periodic reports as appropriate to allow timely decisions regarding required disclosure.
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

     Changes in Internal Control over Financial Reporting. During the quarter ended June 30, 2008, there has been no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Whiting.
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
     Recent oil prices have been high compared to historical prices. For example, the NYMEX crude oil spot prices per Bbl were $32.52, $43.45, $61.04, $61.05, $96.00 and $140.00 as of December 31, 2003, 2004, 2005, 2006, 2007 and June 30, 2008 respectively. Additionally, natural gas prices have been volatile in the recent past. For example, natural gas prices based upon delivery at the Henry Hub in Louisiana were $6.19, $6.15, $9.52, $5.52, $7.10 and $13.19 as of December 31, 2003, 2004, 2005, 2006, 2007 and June 30, 2008 respectively.
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

Item 6. Exhibits.
     (Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.)

Exhibit
Number		Description

3.1*	—	Certificate of Trust of Whiting USA Trust I (Incorporated herein by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (Registration No. 333-147543))

3.2*	—	Amended and Restated Trust Agreement, dated April 30, 2008, among Whiting Oil and Gas Corporation, Equity Oil Company, The Bank of New York Trust Company, N.A. as Trustee and Wilmington Trust Company as Delaware Trustee. (Incorporated herein by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed on April 30, 2008 (File No. 001-34026))

10.1*	—	Conveyance of Net Profits Interest, dated April 30, 2008, from Whiting Oil and Gas Corporation and Equity Oil Company to The Bank of New York Trust Company, N.A. as Trustee of Whiting USA Trust I. (Incorporated herein by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on April 30, 2008 (File No. 001-34026))

10.2*	—	Administrative Services Agreement, dated April 30, 2008, by and between Whiting Oil and Gas Corporation and The Bank of New York Trust Company, N.A. as Trustee of Whiting USA Trust I. (Incorporated herein by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed on April 30, 2008 (File No. 001-34026))

10.3*	—	Registration Rights Agreement, dated April 30, 2008, by and between Whiting Petroleum Corporation and The Bank of New York Trust Company, N.A. as Trustee of Whiting USA Trust I. (Incorporated herein by reference to Exhibit 10.3 to the Trust’s Current Report on Form 8-K filed on April 30, 2008 (File No. 001-34026))

31	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHITING USA TRUST I
By:	The Bank of New York Mellon Trust Company, N.A., as Trustee

By:	/s/ Mike Ulrich
Mike Ulrich
Vice President

Date: August 14, 2008
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

EXHIBIT INDEX

Exhibit
Number		Description

3.1*	—	Certificate of Trust of Whiting USA Trust I (Incorporated herein by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (Registration No. 333-147543))

3.2*	—	Amended and Restated Trust Agreement, dated April 30, 2008, among Whiting Oil and Gas Corporation, Equity Oil Company, The Bank of New York Trust Company, N.A. as Trustee and Wilmington Trust Company as Delaware Trustee. (Incorporated herein by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed on April 30, 2008 (File No. 001-34026))

10.1*	—	Conveyance of Net Profits Interest, dated April 30, 2008, from Whiting Oil and Gas Corporation and Equity Oil Company to The Bank of New York Trust Company, N.A. as Trustee of Whiting USA Trust I. (Incorporated herein by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on April 30, 2008 (File No. 001-34026))

10.2*	—	Administrative Services Agreement, dated April 30, 2008, by and between Whiting Oil and Gas Corporation and The Bank of New York Trust Company, N.A. as Trustee of Whiting USA Trust I. (Incorporated herein by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed on April 30, 2008 (File No. 001-34026))

10.3*	—	Registration Rights Agreement, dated April 30, 2008, by and between Whiting Petroleum Corporation and The Bank of New York Trust Company, N.A. as Trustee of Whiting USA Trust I. (Incorporated herein by reference to Exhibit 10.3 to the Trust’s Current Report on Form 8-K filed on April 30, 2008 (File No. 001-34026))

31	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.)