Form 10-Q
period 2008-09-30
WHITING USA TRUST I
filed 2008-11-14
CIK 1417003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[✓ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ✓    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	Accelerated Filer	Non-Accelerated Filer ✓	Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes                                      No     ✓

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of November 12, 2008, 13,863,889 Units of Beneficial Interest in Whiting USA Trust I were outstanding.

Glossary of Terms

The following are definitions of significant terms used in this report:

“Bbl” One stock tank barrel, or 42 U.S. gallons liquid volume, used in this report in reference to oil and other liquid hydrocarbons.

“BOE” One stock tank barrel equivalent of oil, calculated by converting natural gas volumes to equivalent oil barrels at a ratio of six Mcf to one Bbl of oil.

“GAAP” Generally accepted accounting principles in the United States of America.

“Mcf” One thousand cubic feet of natural gas.

“MMBOE” One million BOE.

“MMbtu” One million British Thermal Units.

“NPI” Net profits interest.

“plugging and abandonment” Refers to the sealing off of fluids in the strata penetrated by a well so that the fluids from one stratum will not escape into another or to the surface. Regulations of many states require plugging of abandoned wells.

“working interest” The interest in a crude oil and natural gas property (normally a leasehold interest) that gives the owner the right to drill, produce and conduct operations on the property and to share in production, subject to all royalties, overriding royalties and other burdens and to share in all costs of exploration, development, operations and all risks in connection therewith.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

WHITING USA TRUST I

Statements of Assets, Liabilities and Trust Corpus
(Unaudited)

	September 30,	December 31,
	2008	2007

ASSETS
Cash and short-term investments	$100,588	$10
Investment in net profits interest	111,223,059	—
Accumulated amortization	(8,457,829)	—

Total assets	$102,865,818	$10

LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses	$578	$—
Advances from Whiting Petroleum Corporation	100,000	—
Trust corpus (13,863,889 Trust units issued and outstanding at September 30, 2008)	102,765,240	10

Total liabilities and Trust corpus	$102,865,818	$10

Statements of Distributable Income
(Unaudited)

	Three Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2008

Income from net profits interest	$21,546,068	$36,325,105
General and administrative expenses	(372,338)	(549,422)
Cash withheld for future Trust expenses	—	(122,916)
Cash reserves used for current Trust expenses	122,338	122,338
State income tax withholding	(139,323)	(235,499)

Distributable income	$21,156,745	$35,539,606

Distributable income per unit	$1.526032	$2.563466

Statements of Changes in Trust Corpus
(Unaudited)

	Three Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2008

Trust corpus, beginning of period	$107,959,552	$10
Investment in net profits interest	—	111,223,059
Distributable income	21,156,745	35,539,606
Distributions to unitholders	(21,156,745)	(35,539,606)
Amortization of investment in net profits interest	(5,194,312)	(8,457,829)

Trust corpus, end of period	$102,765,240	$102,765,240

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

The Trust was created to acquire and hold a term NPI for the benefit of the Trust unitholders pursuant to a conveyance from Whiting Oil and Gas Corporation and Equity Oil Company, which are subsidiaries (the “Subsidiaries”) of Whiting, to the Trust. The term NPI is an interest in underlying oil and natural gas properties located in the Rocky Mountains, Mid-Continent, Permian Basin and Gulf Coast regions (the “underlying properties”). These oil and gas properties include interests in 3,051 gross (385.8 net) producing oil and gas wells.

The NPI is passive in nature, and the Trustee has no management control over and no responsibility relating to the operation of the underlying properties. The NPI entitles the Trust to receive 90% of the net proceeds, which are attributable to the Trust’s interest, from the sale of production from the underlying properties. The NPI will terminate when 9.11 million barrels of oil equivalent have been produced from the underlying properties and sold (which amount is the equivalent of 8.20 million barrels of oil equivalent in respect of the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the NPI), and the Trust will soon thereafter wind up its affairs and terminate. These reserve quantities are projected to be produced by December 31, 2017, based on the reserve report for the underlying properties as of December 31, 2007.

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

Initial Issuance of Trust Units and Net Profits Interest Conveyance — On April 23, 2008, the registration statement on Form S-1/S-3 (Registration No. 333-147543) filed by Whiting and the Trust in connection with the initial public offering of the Trust units was declared effective by the Securities and Exchange Commission. On April 30, 2008, the Trust issued 13,863,889 Trust units to Whiting in exchange for the conveyance by the Subsidiaries of the NPI in underlying properties discussed above. Immediately thereafter, Whiting completed an initial public offering of units of beneficial interest in the Trust, selling 11,677,500 Trust units. Whiting retained an ownership in 2,186,389 Trust units, or 15.8% of the total Trust units issued and outstanding.

WHITING USA TRUST I

NOTES TO FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies

Basis of Accounting — The accompanying unaudited financial information has been prepared by the Trustee in accordance with the instructions to Form 10-Q. The accompanying financial information is prepared on a comprehensive basis of accounting other than GAAP. The Trustee believes that the information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are of a normal and recurring nature. The financial information should be read in conjunction with the financial statements and notes thereto included in the Prospectus filed on April 25, 2008. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

The Trust uses the modified cash basis of accounting to report Trust receipts from the term NPI and payments of expenses incurred. The term NPI is revenues (oil, gas and natural gas liquid sales) less expenses (the amount by which all royalties, lease operating expenses including well workover costs, production and property taxes, payments made by Whiting to the hedge counterparty upon settlements of hedge contracts, maintenance expenses, postproduction costs including plugging and abandonment, and producing overhead, exceed hedge payments received by Whiting under hedge contracts and other non-production revenue) of the underlying properties multiplied by 90% (term NPI percentage). Actual cash receipts may vary due to timing delays of cash receipts from the property operators or purchasers and due to wellhead and pipeline volume balancing agreements or practices. The actual cash distributions of the Trust will be made based on the terms of the conveyance creating the Trust’s NPI.

The financial statements of the Trust, as prepared on a modified cash basis, reflect the Trust’s assets, liabilities, Trust corpus, earnings, and distributions, as follows:

a. Revenues are recorded when received and distributions to Trust unitholders are recorded when paid.

b. Trust expenses (which include accounting, engineering, legal, and other professional fees, Trustees’ fees, and out-of-pocket expenses) are recorded when paid.

c. Cash reserves may be established by the Trustee for certain expenditures that would not be recorded as contingent liabilities under GAAP.

d. Amortization of the investment in NPI is calculated based on the units of production method. Such amortization is charged directly to the Trust corpus, and does not affect cash earnings.

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

WHITING USA TRUST I

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

3.	Investment in Net Profits Interest

The Subsidiaries of Whiting conveyed the NPI to the Trust in exchange for 13,863,889 Trust units. The investment in net profits interest was recorded at the historical cost of Whiting on April 30, 2008, the date of conveyance (except for the commodity derivatives which are reflected at their fair value as of April 30, 2008) and is calculated as follows:

Oil and gas properties	$178,745,843
Accumulated amortization	(45,890,986)
Commodity derivative liability	(7,588,994)
Asset retirement obligation	(1,684,686)

Net property value to be conveyed	123,581,177

Multiplied by the 90% NPI to Trust	$111,223,059

WHITING USA TRUST I

NOTES TO FINANCIAL STATEMENTS — (Continued)

4.	Income from Net Profits Interest

The Trust received income from net profits interest in the amount of $21,546,068 and $36,325,105 for the three and nine month periods ended September 30, 2008, respectively, as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2008		September 30, 2008

Revenues:
Oil sales	$24,423,282	(a)	$42,155,092	(c)
Natural gas sales	8,844,908	(b)	14,640,784	(d)

Total revenues	$33,268,190		$56,795,876

Costs:
Lease operating expense	$6,896,759		$12,301,866
Production taxes	2,335,709		4,037,136
Cash settlements paid (received) under commodity derivative contracts	95,646		95,646

Total costs	$9,328,114		$16,434,648

Net proceeds	$23,940,076		$40,361,228
Net profits percentage	90%		90%

Income from net profits interest	$21,546,068		$36,325,105

(a)	Because of the one-month interval between the time crude oil volumes are produced and the receipt of oil sales proceeds by Whiting, oil sales for the three months ended September 30, 2008 (consisting of Whiting’s August 2008 NPI remittance to the Trust) generally represent crude oil production for April, May and June of 2008.

(b)	Because of the two-month interval between the time natural gas volumes are produced and the receipt of gas sales proceeds by Whiting, natural gas sales for the three months ended September 30, 2008 (consisting of Whiting’s August 2008 NPI remittance to the Trust) generally represent gas production for March, April and May of 2008.

(c)	Because of the one-month interval between the time crude oil volumes are produced and the receipt of oil sales proceeds by Whiting, oil sales for the nine months ended September 30, 2008 (consisting of Whiting’s May 2008 and August 2008 NPI distributions to the Trust) generally represent crude oil production from January through June of 2008.

(d)	Because of the two-month interval between the time natural gas volumes are produced and the receipt of gas sales proceeds by Whiting, natural gas sales for the nine months ended September 30, 2008 (consisting of Whiting’s May 2008 and August 2008 NPI distributions to the Trust) generally represent gas production from January through May of 2008.

WHITING USA TRUST I

NOTES TO FINANCIAL STATEMENTS — (Continued)

5.	Income Taxes

The Trust is a grantor trust and therefore is not subject to federal income taxes. Accordingly, no recognition has been given to federal income taxes in the Trust’s financial statements. The Trust unitholders are treated as the owners of Trust income and corpus, and the entire federal taxable income of the Trust will be reported by the Trust unitholders on their respective tax returns.

For Montana state income tax purposes, Whiting must withhold from the NPI payable to the Trust, an amount equal to 6% of the net amount payable to the Trust from the sale of oil and gas in Montana. Whiting withheld $139,323 and $235,499 related to Montana state income taxes for the three and nine months ended September 30, 2008, respectively. For North Dakota, Oklahoma, Arkansas, Michigan, New Mexico, Alabama, Louisiana, Colorado, Kansas, Utah and Mississippi, neither the Trust nor Whiting is withholding the income tax due such states on distributions made to an individual resident or nonresident Trust unitholder, as long as the Trust is taxed as a grantor trust under the Internal Revenue Code.

6.	Distributions to Unitholders

Actual cash distributions to the Trust unitholders depend on the quantity of and prices received for oil, natural gas and natural gas liquids produced from the underlying properties, among other factors. Quarterly cash distributions during the term of the Trust will be made by the Trustee no later than 60 days following the end of each quarter (or the next succeeding business day) to the Trust unitholders of record on the 50th day following the end of each quarter. Such amounts equal the excess, if any, of the cash received by the Trust during the quarter, over the expenses of the Trust paid during such quarter, subject to adjustments for changes made by the Trustee during such quarter in any cash reserves established for future expenses of the Trust.

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

On August 29, 2008, a distribution of $1.526032 per Trust unit was paid to Trust unitholders owning Trust units as of August 19, 2008. The distribution consisted of net cash proceeds of $21,546,068 paid by Whiting to the Trust, less a provision of $250,000 for estimated Trust expenses and $139,323 for Montana state income tax withholdings.

7.	Related Party Transactions

During September 2008, the Trustee determined that the Trust’s cash on hand was not sufficient to fund its current general and administrative liabilities due. Accordingly, the Trust entered into a transaction with Whiting in the ordinary course of business, whereby Whiting advanced $100,000 to the Trust on September 19, 2008, and the Trust agreed to repay Whiting the $100,000 advance on November 26, 2008 plus interest.

WHITING USA TRUST I

NOTES TO FINANCIAL STATEMENTS — (Continued)

Under the terms of the administrative services agreement, the Trust pays a quarterly administration fee to Whiting of $50,000 60 days following the end of each calendar quarter. Since the Trust was in operation 60 days following each calendar quarter in 2008, administrative fees for both the first and second quarters of 2008 were billed and paid during the third quarter. As the Trust uses the modified cash basis of accounting, general and administrative expenses in the Trust’s statements of distributable income for the three and nine months ending September 30, 2008 include $100,000 for quarterly administrative fees paid to Whiting.

Under the terms of the Trust Agreement, the Trust pays an annual administrative fee to the Trustee of $160,000, paid in four quarterly installments of $40,000 each and is billed in arrears. Since the Trust began operations in the second quarter of 2008, no fees will be charged for the first quarter of 2008. The Trustee’s administrative fees for the second quarter of 2008 were paid during the third quarter. As the Trust uses the modified cash basis of accounting, general and administrative expenses in the Trust’s statements of distributable income for the three and nine months ending September 30, 2008 include $40,000 for quarterly administrative fees paid to the Trustee.

8.	Subsequent Events

On November 12, 2008, the Trustee announced the Trust distribution of net profits for the third quarterly payment period in 2008. Unitholders of record on November 19, 2008 are expected to receive a distribution amounting to $21,440,718 or $1.546515 per Trust unit, which is expected to be paid on November 28, 2008. This distribution is expected to consist of net cash proceeds of $21,956,419 paid by Whiting to the Trust, which includes a deduction of $72,273 (90% of $80,303) for cash settlements paid under commodity derivative contracts from July 1, 2008 through September 30, 2008, less a provision of $375,000 for estimated Trust expenses and $140,701 for Montana state income tax withholdings.

WHITING USA TRUST I

NOTES TO FINANCIAL STATEMENTS — (Continued)

9.	Pro Forma Financial Statements

The following unaudited pro forma statements of distributable income assume that the conveyance of the term NPI occurred on October 18, 2007, the Trust’s formation date:

WHITING USA TRUST I
Pro Forma Statements of Distributable Income

	October 18, 2007 to		Nine Months Ended
	December 31, 2007		September 30, 2008

Historical Results
Distributable income, as reported	$—		$35,539,606
Pro Forma Adjustments
Income from net profits interest	$11,486,400	(a)	$17,453,677	(b)
Less:
General and administrative expenses	—	(c)	180,000	(c)
State income tax withholding	86,164	(d)	102,444	(d)

Pro Forma Consolidated Results
Distributable income	$11,400,236		$52,710,839

Distributable income per unit	$0.822297		$3.802024

(a)	The Trust uses the modified cash basis of accounting, and revenues are therefore recorded when received. The pro forma statements of distributable income assume (i) that the conveyance of the term NPI occurred on October 18, 2007, and (ii) that the NPI was effective for oil and gas production from the underlying properties starting from July 1, 2007, the beginning of the third quarter of 2007. Because the initial distribution from Whiting to the Trust is due no later than 60 days following the first quarterly period for which the NPI is effective, this adjustment assumes that the first quarterly distribution to the Trust would have been made by November 29, 2007 (covering net cash proceeds received by Whiting for oil sales from July 1, 2007 through September 30, 2007 and gas sales from July 1, 2007 through August 31, 2007).

(b)	The Trust uses the modified cash basis of accounting, and revenues are therefore recorded when received. The pro forma statements of distributable income assume (i) that the conveyance of the term NPI occurred on October 18, 2007, and (ii) that the NPI was effective for oil and gas production from the underlying properties starting from July 1, 2007, the beginning of the third quarter of 2007. Because quarterly cash distributions to the Trust will be made by the Trustee no later than 60 days following the end of each quarter, this adjustment assumes that the first quarterly NPI distribution to the Trust during 2008 would have occurred by February 29,

WHITING USA TRUST I

NOTES TO FINANCIAL STATEMENTS — (Continued)

2008 (covering net cash proceeds received by Whiting for oil sales from October 1, 2007 through December 31, 2007 and gas sales from September 1, 2007 through November 30, 2007).

Furthermore, this adjustment assumes that the second quarterly NPI distribution to the Trust during 2008 would have occurred by May 30, 2008 (covering net cash proceeds received by Whiting for oil sales from January 1, 2008 through March 31, 2008 and gas sales from December 1, 2008 through February 29, 2008). Since the Trust’s historical distributable income already includes net cash proceeds received by Whiting for oil sales from January 1, 2008 through March 31, 2008 and gas sales for January and February of 2008, this amount incrementally adjusts the Trust’s historical results for the May 30, 2008 distribution in order to include net proceeds attributable to natural gas sales for December of 2007.

(c)	The Trust pays a quarterly administration fee to Whiting of $50,000 60 days following the end of each quarter. In addition, the Trust pays an annual administrative fee to the Trustee of $160,000, which is paid to the Trustee in four quarterly installments of $40,000 each and is billed in arrears.

(d)	For Montana state income tax purposes, Whiting must withhold from the NPI payable to the Trust, an amount equal to 6% of the net amount payable to the Trust from the sale of oil and gas in Montana. For North Dakota, Oklahoma, Arkansas, Michigan, New Mexico, Alabama, Louisiana, Colorado, Kansas, Utah and Mississippi, neither the Trust nor Whiting should be required to withhold the income tax due such states on distributions made to an individual resident or nonresident Trust unitholder as long as the Trust is taxed as a grantor trust under the Internal Revenue Code.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Note Regarding Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. No assurance can be given that such expectations will prove to have been correct. When used in this Form 10-Q, the words “believes,” “expects,” “anticipates,” “projects,” “intends” or similar expressions are intended to identify such forward-looking statements. The following important factors, in addition to those discussed elsewhere in this Form 10-Q, could affect the future results of the energy industry in general, and Whiting Petroleum Corporation (“Whiting”) and Whiting USA Trust I (the “Trust”) in particular, and could cause actual results to differ materially from those expressed in such forward-looking statements:

•	the effect of changes in commodity prices and conditions in the capital markets;

•	uncertainty of estimates of oil and natural gas reserves and production;

•	risks incident to the operation of oil and natural gas wells;

•	future production costs;

•	the inability to access oil and natural gas markets due to market conditions or operational impediments;

•	failure of the underlying properties to yield oil or natural gas in commercially viable quantities;

•	the effect of existing and future laws and regulatory actions;

•	competition from others in the energy industry;

•	risks arising out of the hedge contracts;

•	inflation or deflation;

•	the effects of global credit, financial and economic issues; and

•	other risks described under the caption “Risk Factors” in this Form 10-Q.

All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by these factors. The Trust assumes no obligation, and disclaims any duty, to update these forward-looking statements.

Overview

The following review of the Trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto. The Trust was formed on October 18, 2007. The conveyance of the NPI however, did not occur until April 30, 2008. As a result, the Trust did not recognize any income or make any distributions during 2007 or during the first quarter of 2008. The NPI was conveyed effective for production from the underlying properties starting from January 1, 2008. Therefore, the Trust’s first quarterly distribution paid on

May 30, 2008 consisted of an amount in cash paid by Whiting equal to the amount that would have been paid to the Trust had the conveyance been in place since the January 1, 2008 effective date through March 31, 2008.

The Trust does not conduct any operations or activities. The Trust’s purpose is, in general, to hold the NPI, to distribute to the Trust unitholders cash that the Trust receives in respect of the NPI and to perform certain administrative functions in respect of the NPI and the Trust units. The Trust derives substantially all of its income and cash flows from the NPI, which is in turn subject to commodity hedge contracts.

Distributable Income

Nine months ended September 30, 2008.  For the nine months ended September 30, 2008, the Trust’s distributable income was $35,539,606 and was based on income from net profits interest of $36,325,105 less general and administrative expenses of $549,422, cash withheld for future Trust expenses of $122,916, and Montana state income tax withholdings of $235,499, which were partially offset by cash reserves used for current Trust expenses of $122,338.

Three Months Ended September 30, 2008.  For the three months ended September 30, 2008, the Trust’s distributable income was $21,156,745 and was based on income from net profits interest of $21,546,068 less general and administrative expenses of $372,338, and Montana state income tax withholdings of $139,323 , which were partially offset by cash reserves used for current Trust expenses of $122,338.

Income from Net Profits Interest

Nine months ended September 30, 2008.  For nine months ended September 30, 2008, the Trust recognized income from net profits interest of $36,325,105. Included in this amount is a deduction of $86,081 (90% of $95,646) for cash settlements paid under commodity derivative contracts from April 1, 2008 through June 30, 2008. As the NPI was conveyed effective for production from the underlying properties beginning January 1, 2008, income from net profits interest for the nine months ended September 30, 2008 consisted of an amount paid to the Trust by Whiting equal to the amount that would have been payable to the Trust had the conveyance been in place since the January 1, 2008 effective date through September 30, 2008.

As publicly reported, SemCrude, LP and its affiliates (collectively, “SemCrude”) filed bankruptcy Chapter 11 petitions on July 22, 2008 in Delaware Bankruptcy Court. SemCrude purchased certain crude oil produced from a portion of the properties subject to the NPI held by the Trust and failed to pay for such purchases during the month of June 2008 and the first 22 days of July 2008, which had the effect of reducing income from net profits by approximately $270,000 for the nine months ended September 30, 2008.

Income from net profits interest is recorded on a cash basis when NPI proceeds are received by the Trust from Whiting. During the nine months ended September 30, 2008, the Trust received two NPI remittances from Whiting, a May 2008 and an August 2008 NPI distribution. NPI net proceeds that Whiting remits to the Trust are based on the oil and gas production Whiting has received payment for within one month following the end of the most recent fiscal quarter. Whiting receives payment for its crude oil sales generally within 30 days following the month in which it is produced, and Whiting receives payment for its natural gas sales generally within 60 days following the month in which it is produced. Accordingly, income from net profits interest for the nine months ended

September 30, 2008 (consisting of Whiting’s May 2008 and August 2008 NPI remittances to the Trust) generally represents crude oil sales for January through June of 2008 and natural gas sales for January through May of 2008.

Three Months Ended September 30, 2008.  For the three months ended September 30, 2008, the Trust recognized income from net profits interest of $21,546,068. Included in this amount is a deduction of $86,081 (90% of $95,646) for cash settlements paid under commodity derivative contracts from April 1, 2008 through June 30, 2008. Income from net profits interest is recorded on a cash basis when NPI proceeds are received by the Trust from Whiting. During the three months ended September 30, 2008, the Trust received one NPI remittance from Whiting in August of 2008. NPI net proceeds that Whiting remits to the Trust are based on the oil and gas production Whiting has received payment for within one month following the end of the most recent fiscal quarter. Whiting receives payment for its crude oil sales generally within 30 days following the month in which it is produced, and Whiting receives payment for its natural gas sales generally within 60 days following the month in which it is produced. Accordingly, income from net profits interest for the three months ended September 30, 2008 (consisting of Whiting’s August 2008 NPI remittance to the Trust) generally represents crude oil sales for April, May and June of 2008 and natural gas sales for March, April and May of 2008.

As publicly reported, SemCrude filed bankruptcy Chapter 11 petitions on July 22, 2008 in Delaware Bankruptcy Court. SemCrude purchased certain crude oil produced from a portion of the properties subject to the NPI held by the Trust and failed to pay for such purchases during the first 22 days of July 2008, which had the effect of reducing income from net profits by approximately $130,000 for the three months ended September 30, 2008.

Income from net profits interest is generally affected by three major factors:

•	oil and gas sales volumes,

•	oil and gas sales prices, and

•	costs deducted in the calculation of income from net profits interest.

The following is a summary of income from net profits interest received by the Trust for the three and nine month periods ended September 30, 2008:

	Three Months Ended		Nine Months Ended
	September 30, 2008		September 30, 2008

Sales Volumes:
Oil from underlying properties (Bbls)	234,986	(a)	439,010	(c)
Natural gas from underlying properties (Mcf)	998,476	(b)	1,788,331	(d)
Average Sales Prices:
Oil (per Bbl)	$103.93		$96.02
Natural gas (per Mcf)	$8.86		$8.19
Costs (per BOE):
Lease operating expenses	$17.18		$16.69
Production taxes	$5.82		$5.48
Cash settlements paid under commodity derivative contracts	$0.24		$0.13
Revenues:
Oil sales	$24,423,282	(a)	$42,155,092	(c)
Natural gas sales	8,844,908	(b)	14,640,784	(d)

Total revenues	$33,268,190		$56,795,876

Costs:
Lease operating expense	$6,896,759		$12,301,866
Production taxes	2,335,709		4,037,136
Hedge settlements	95,646		95,646

Total costs	$9,328,114		$16,434,648

Net proceeds	$23,940,076		$40,361,228

Net profits percentage	90%		90%

Income from net profits interest	$21,546,068		$36,325,105

(a)	Because of the one-month interval between the time crude oil volumes are produced and the receipt of oil sales proceeds by Whiting, oil volumes and sales for the three months ended September 30, 2008 (consisting of Whiting’s August 2008 NPI remittance to the Trust) generally represent crude oil production for April, May and June of 2008.

(b)	Because of the two-month interval between the time natural gas volumes are produced and the receipt of gas sales proceeds by Whiting, natural gas volumes and sales for the three months ended September 30, 2008 (consisting of Whiting’s August 2008 NPI remittance to the Trust) generally represent gas production for March, April and May of 2008.

(c)	Because of the one-month interval between the time crude oil volumes are produced and the receipt of oil sales proceeds by Whiting, oil volumes and sales for the nine months ended September 30, 2008 (consisting of Whiting’s May 2008 and August 2008 NPI distributions to the Trust) generally represent crude oil production from January through June of 2008.

(d)	Because of the two-month interval between the time natural gas volumes are produced and the receipt of gas sales proceeds by Whiting, natural gas volumes and sales for the nine months ended September 30, 2008 (consisting of Whiting’s May 2008 and August 2008 NPI distributions to the Trust) generally represent gas production from January through May of 2008.

Liquidity and Capital Resources

The Trust has no source of liquidity or capital resources other than cash flows from the NPI. Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee as well as a quarterly administrative fee to Whiting pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the NPI, subject to the hedge contracts, and other sources (such as interest earned on any amounts reserved by the Trustee) that quarter, over the Trust’s liabilities for that quarter. Available funds are reduced by any cash the Trustee decides to hold as a reserve against future liabilities. The Trustee may borrow funds required to pay liabilities if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust’s liability. If the Trustee borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid.

Income to the Trust from the NPI is based on the calculation and definitions of “gross proceeds” and “net proceeds” contained in the conveyance, the form of which is filed as an exhibit to this report, and reference is hereby made to the conveyance for the actual definitions of “gross proceeds” and “net proceeds”.

The Trust does not have any transactions, arrangements or other relationships with unconsolidated entities or persons that could materially affect the Trust’s liquidity or the availability of capital resources.

Future Trust Distributions to Unitholders

On November 12, 2008, the Trustee announced the Trust distribution of net profits for the third quarterly payment period in 2008. Unitholders of record on November 19, 2008 are expected to receive a distribution amounting to $21,440,718 or $1.546515 per Trust unit, which is expected to be paid on November 28, 2008. This distribution is expected to consist of net cash proceeds of $21,956,419 paid by Whiting to the Trust, which includes a deduction of $72,273 (90% of $80,303) for cash settlements paid under commodity derivative contracts from July 1, 2008 through September 30, 2008, less a provision of $375,000 for estimated Trust expenses and $140,701 for Montana state income tax withholdings.

As publicly reported, SemCrude filed bankruptcy Chapter 11 petitions on July 22, 2008 in Delaware Bankruptcy Court. SemCrude purchased certain crude oil produced from a portion of the properties subject to the NPI held by the Trust and failed to pay for such purchases during the month of June 2008 and the first 22 days of July 2008, having the effect of reducing the Trust’s earnings by approximately $270,000 for the nine months ended September 30, 2008. Whiting will file appropriate claims in the bankruptcy proceedings with respect to this outstanding amount, but recovery on this receivable, if any, will depend on the bankruptcy process governing SemCrude. Whiting has continued to sell production from the affected properties to SemCrude after July 22, 2008 on a cash prepayment basis.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Commodity Hedge Contracts

The only assets of and sources of income to the Trust are cash and the NPI, which generally entitle the Trust to receive 90% of the net proceeds from oil and gas production from the underlying properties. Consequently, subject to the commodity hedge contracts, the Trust is exposed to market risk from fluctuations in oil and gas prices.

The revenues derived from the underlying properties depend substantially on prevailing crude oil, natural gas and natural gas liquid prices. As a result, commodity prices also affect the amount of cash flow available for distribution to the Trust unitholders. Lower prices may also reduce the amount of oil, natural gas and natural gas liquids that Whiting can economically produce. Whiting sells the oil, natural gas and natural gas liquid production from the underlying properties under floating market price contracts each month. Whiting has entered into hedge contracts (i) to reduce the exposure to volatility in the underlying properties’ oil and gas revenues due to fluctuations in crude oil and natural gas prices, and (ii) to achieve more predictable cash flows. However, these contracts limit the amount of cash available for distribution if prices increase. The hedge contracts consist of costless collar arrangements placed with a single trading counterparty, JPMorgan Chase Bank National Association. Whiting cannot provide assurance that this trading counterparty will not become a credit risk in the future. No additional hedges are allowed to be placed on Trust assets.

Crude oil costless collar arrangements will settle based on the average of the settlement price for each commodity business day in the contract period. Natural gas costless collar arrangements will settle based on the closing settlement price on the second to last scheduled trading day of the month prior to delivery. In a collar arrangement, the counterparty is required to make a payment to Whiting for the difference between the fixed floor price and the settlement price if the settlement price is below the fixed floor price. Whiting is required to make a payment to the counterparty for the difference between the fixed ceiling price and the settlement price if the settlement price is above the fixed ceiling price. Whiting’s crude oil and natural gas price risk management positions in collar arrangements through December 31, 2012 (which collars have the potential to affect Whiting’s future distributions to the Trust subsequent to September 30, 2008) are as follows:

		Monthly
		Volume	NYMEX
Commodity	Period	(Bbl)/(MMBtu)	Floor/Ceiling

Crude Oil	07/2008 to 09/2008	26,459	$82.00/$130.45
Crude Oil	07/2008 to 09/2008	26,459	$82.00/$137.57
Crude Oil	10/2008 to 12/2008	25,718	$82.00/$128.30
Crude Oil	10/2008 to 12/2008	25,718	$82.00/$134.85
Crude Oil	01/2009 to 03/2009	25,059	$76.00/$136.70
Crude Oil	01/2009 to 03/2009	25,059	$76.00/$142.99
Crude Oil	04/2009 to 06/2009	24,397	$76.00/$134.70
Crude Oil	04/2009 to 06/2009	24,397	$76.00/$140.39
Crude Oil	07/2009 to 09/2009	23,755	$76.00/$133.70
Crude Oil	07/2009 to 09/2009	23,755	$76.00/$139.12

		Monthly
		Volume	NYMEX
Commodity	Period	(Bbl)/(MMBtu)	Floor/Ceiling

Crude Oil	10/2009 to 12/2009	23,120	$76.00/$132.90
Crude Oil	10/2009 to 12/2009	23,120	$76.00/$138.54
Crude Oil	01/2010 to 03/2010	22,542	$76.00/$132.35
Crude Oil	01/2010 to 03/2010	22,542	$76.00/$137.82
Crude Oil	04/2010 to 06/2010	21,989	$76.00/$132.10
Crude Oil	04/2010 to 06/2010	21,989	$76.00/$137.60
Crude Oil	07/2010 to 09/2010	21,483	$76.00/$131.90
Crude Oil	07/2010 to 09/2010	21,483	$76.00/$137.88
Crude Oil	10/2010 to 12/2010	20,962	$76.00/$131.90
Crude Oil	10/2010 to 12/2010	20,962	$76.00/$138.32
Crude Oil	01/2011 to 03/2011	20,489	$74.00/$136.00
Crude Oil	01/2011 to 03/2011	20,489	$74.00/$143.35
Crude Oil	04/2011 to 06/2011	20,033	$74.00/$136.20
Crude Oil	04/2011 to 06/2011	20,033	$74.00/$143.95
Crude Oil	07/2011 to 09/2011	19,585	$74.00/$136.10
Crude Oil	07/2011 to 09/2011	19,585	$74.00/$144.19
Crude Oil	10/2011 to 12/2011	19,121	$74.00/$136.55
Crude Oil	10/2011 to 12/2011	19,121	$74.00/$144.94
Crude Oil	01/2012 to 03/2012	18,706	$74.00/$136.95
Crude Oil	01/2012 to 03/2012	18,706	$74.00/$145.59
Crude Oil	04/2012 to 06/2012	18,286	$74.00/$137.30
Crude Oil	04/2012 to 06/2012	18,286	$74.00/$146.15
Crude Oil	07/2012 to 09/2012	17,871	$74.00/$137.30
Crude Oil	07/2012 to 09/2012	17,871	$74.00/$146.09
Crude Oil	10/2012 to 12/2012	17,514	$74.00/$137.80
Crude Oil	10/2012 to 12/2012	17,514	$74.00/$146.62
Natural Gas	07/2008 to 09/2008	241,797	$7.00/$15.85
Natural Gas	10/2008 to 12/2008	228,830	$7.00/$19.00
Natural Gas	01/2009 to 03/2009	216,333	$7.00/$22.50
Natural Gas	04/2009 to 06/2009	201,263	$6.00/$14.85
Natural Gas	07/2009 to 09/2009	192,870	$6.00/$15.60
Natural Gas	10/2009 to 12/2009	185,430	$7.00/$14.85
Natural Gas	01/2010 to 03/2010	178,903	$7.00/$18.65
Natural Gas	04/2010 to 06/2010	172,873	$6.00/$13.20

		Monthly
		Volume	NYMEX
Commodity	Period	(Bbl)/(MMBtu)	Floor/Ceiling

Natural Gas	07/2010 to 09/2010	167,583	$6.00/$14.00
Natural Gas	10/2010 to 12/2010	162,997	$7.00/$14.20
Natural Gas	01/2011 to 03/2011	157,600	$7.00/$17.40
Natural Gas	04/2011 to 06/2011	152,703	$6.00/$13.05
Natural Gas	07/2011 to 09/2011	148,163	$6.00/$13.65
Natural Gas	10/2011 to 12/2011	142,787	$7.00/$14.25
Natural Gas	01/2012 to 03/2012	137,940	$7.00/$15.55
Natural Gas	04/2012 to 06/2012	134,203	$6.00/$13.60
Natural Gas	07/2012 to 09/2012	130,173	$6.00/$14.45
Natural Gas	10/2012 to 12/2012	126,613	$7.00/$13.40

The collared hedges shown above have the effect of providing a protective floor while allowing Trust unitholders to share in upward pricing movements. Consequently, while these hedges are designed to decrease exposure to price decreases, they also have the effect of limiting the benefit of price increases beyond the ceiling. For the 2008 crude oil contracts listed above, a hypothetical $1.00 change in the NYMEX price above the ceiling price or below the floor price applied to the notional amounts would cause a change in the gain (loss) on hedging activities in 2008 of $313,062 to Whiting, of which 90% would be transferred to the Trust. For the 2008 natural gas contracts listed above, a hypothetical $0.10 change in the NYMEX price above the ceiling price or below the floor price applied to the notional amounts would cause a change in the gain (loss) on hedging activities in 2008 of $141,188 to Whiting, of which 90% would be transferred to the Trust.

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

Due to the contractual arrangements of (i) the Trust Agreement and (ii) the conveyance of the NPI, the Trustee relies on (A) information provided by Whiting, including historical operating data, plans for future operating and capital expenditures, reserve information and information relating to projected production, and (B) conclusions and reports regarding reserves by the Trust’s independent reserve engineers. See Item 1A. Risk Factors “The Trust and the Trust unitholders have no voting or managerial rights with respect to the underlying properties. As a result, Trust unitholders have no ability to influence the operation of the underlying properties” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, for a description of certain risks relating to these arrangements and reliance on information when reported by Whiting to the Trustee and recorded in the Trust’s results of operation.

Changes in Internal Control over Financial Reporting.  During the quarter ended September 30, 2008, there has been no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Whiting.

PART II

OTHER INFORMATION

Item 1A.	Risk Factors.

The amounts of cash distributions by the Trust are subject to fluctuation as a result of changes in oil, natural gas and natural gas liquid prices, subject to the hedge contracts. The hedge contracts will limit the potential for increases in cash distributions due to oil and natural gas price increases through December 31, 2012.

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

Oil prices have been volatile in the recent periods. For example, the NYMEX crude oil spot prices per Bbl were $32.52, $43.45, $61.04, $61.05, $96.00, and $67.81 as of December 31, 2003, 2004, 2005, 2006, 2007, and October 31, 2008, respectively. Additionally, natural gas prices have also been volatile in the recent periods. For example, natural gas prices based upon delivery at the Henry Hub in Louisiana were $6.19, $6.15, $9.52, $5.52, $7.10, and $6.20 as of December 31, 2003, 2004, 2005, 2006, 2007, and October 31, 2008, respectively.

Whiting has entered into hedge contracts, which are structured as costless collar arrangements, that will hedge approximately 80% of the oil and natural gas volumes expected to be produced from the underlying properties through December 31, 2012. These hedge contracts, however, do not cover all of the oil and natural gas volumes that are expected to be produced during the term of the Trust. Because of the differential between NYMEX or other benchmark prices of oil and natural gas and the wellhead price received, hedge contracts may not totally offset the effects of price fluctuations. Whiting has not entered into any hedge contracts relating to oil and natural gas volumes expected to be produced after 2012, and the terms of the conveyance of the NPI prohibit Whiting from entering into new hedging arrangements. As a result, the amounts of the cash distributions may fluctuate significantly after 2012 as a result of changes in commodity prices because there will be no hedge contracts in place to reduce the effects of any changes in commodity prices. The hedge contracts may also limit the amount of cash available for distribution if prices increase. In addition, the hedge contracts are subject to the nonperformance of the counterparty and other risks. For a discussion of the hedge contracts, see “Quantitative and Qualitative Disclosures About Market Risk.”

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

The value of the Trust units and the amount of future cash distributions to the Trust unitholders will depend upon, among other things, the accuracy of the production and reserves estimated to be attributable to the underlying properties and the NPI. Estimating production and reserves is inherently uncertain. Ultimately, actual production, revenues and expenditures for the underlying properties will vary both positively and negatively from estimates and those variations could be material. Petroleum engineers consider many factors and make assumptions in estimating production and reserves. Those factors and assumptions include:

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

The estimated reserves attributable to the NPI and the estimated future net revenues attributable to the NPI are based on estimates of reserve quantities and revenues for the underlying properties. The quantities of reserves attributable to the underlying properties and the NPI may decrease in the future as a result of future decreases in the price of oil, natural gas or natural gas liquids.

Financial returns to purchasers of Trust units will vary in part based on how quickly 9.11 MMBOE are produced from the underlying properties and sold, and it is not known when that will occur.

The NPI will terminate at the time when 9.11 MMBOE have been produced from the underlying properties and sold (which amount is the equivalent of 8.20 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the NPI). The reserve report prepared for the Trust dated as of December 31, 2007 (the “reserve report”) projects that 9.11 MMBOE will have been produced from the underlying properties and sold by December 31, 2017. However, the exact rate of production cannot be predicted with certainty and such amount may be produced before or after that date. If production attributable to the underlying properties is slower than estimated, then financial returns to Trust unitholders will be lower assuming constant prices because cash distributions attributable to such production will occur at a later date.

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

Whiting may abandon any well if it reasonably believes that the well can no longer produce oil or natural gas in commercially economic quantities. This could result in termination of the NPI relating to the abandoned well.

The reserves attributable to the underlying properties are depleting assets and production from those reserves will diminish over time. Furthermore, the Trust is precluded from acquiring other oil and natural gas properties or net profits interests to replace the depleting assets and production.

The net proceeds payable to the Trust from the NPI are derived from the sale of oil, natural gas and natural gas liquids produced from the underlying properties and proceeds, if any, received by Whiting upon settlement of the hedge contracts. The reserves attributable to the underlying properties are depleting assets, which means that the reserves attributable to the underlying properties will decline over time. The reserve report reflects that the cumulative past production from the underlying properties through December 31, 2007, represents an aggregate depletion percentage of 93.9% of the estimated ultimate total production from the properties. As a result, the quantity of oil and natural gas produced from the underlying properties is expected to decline over time. The reserves attributable to the underlying properties declined 2.2% from December 31, 2006 to December 31, 2007, and the production attributable to the underlying properties declined 5.2% from 2006 to 2007. Based on the reserve report, production attributable to the underlying properties is expected to decline at an average year over year rate of approximately 10.5% between 2008 and 2017. However, cash distributions to unitholders may decline at a faster rate than the rate of production due to fixed and semi-variable costs attributable to the underlying properties. Also, the anticipated rate of decline is an estimate and actual decline rates will likely vary from those estimated. The NPI will terminate at the time when 9.11 MMBOE have been produced from the underlying properties and sold (which amount is the equivalent of 8.20 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the NPI).

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

The Trust Agreement provides that the Trust’s business activities are limited to owning the NPI and any activity reasonably related to such ownership, including activities required or permitted by the terms of the conveyance related to the NPI. As a result, the Trust is not permitted to acquire other oil and natural gas properties or NPI to replace the depleting assets and production attributable to the NPI.

Because the net proceeds payable to the Trust are derived from the sale of depleting assets, the portion of the distributions to unitholders attributable to depletion should be considered a return of capital as opposed to a return on investment. Eventually, the NPI may cease to produce in commercial quantities and the Trust may, therefore, cease to receive any distributions of net proceeds.

The amount of cash available for distribution by the Trust is reduced by the amount of any royalties, lease operating expenses, production and property taxes, maintenance expenses, postproduction costs and producing overhead, and payments made with respect to the hedge contracts.

Production costs on the underlying properties are deducted in the calculation of the Trust’s share of net proceeds. In addition, production and property taxes and any costs or payments associated with post-production costs are deducted in the calculation of the Trust’s share of net proceeds. Accordingly, higher or lower production expenses, taxes and post-production costs directly decrease or increase the amount received by the Trust in respect of its NPI. The amount of net proceeds subject to the NPI is also reduced by all payments made by Whiting to the hedge contract counterparty upon settlement of the hedge contracts.

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

If the hedge payments received by Whiting and certain other non-production revenue exceed the operating expenses during a quarterly period, the ability to use such excess amounts to offset operating expenses will be deferred until the next quarterly period when such amounts are less than such expenses. If such amounts are deferred, then the applicable quarterly distribution will be less than it would have otherwise been. However, if any excess amounts have not been used to offset costs at the time when 9.11 MMBOE have been produced from the underlying properties and sold, which is the time when the NPI will terminate, then unitholders will not be entitled to receive the benefit of such excess amounts. Such a scenario could occur if oil and natural gas prices decline significantly through December 31, 2012 and remained low for the remainder of the term.

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

The Trustee must sell the NPI if the holders of a majority of the Trust units approve the sale or vote to dissolve the Trust. The Trustee must also sell the NPI if the annual gross proceeds attributable to the NPI are less than $1.0 million for each of any two consecutive years. The sale of the NPI will result in the dissolution of the Trust. The net proceeds of any such sale will be distributed to the Trust unitholders.

The NPI will terminate at the time when 9.11 MMBOE have been produced from the underlying properties and sold (which amount is the equivalent of 8.20 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the NPI). The Trust unitholders will not be entitled to receive any net proceeds from the sale of production from the underlying properties following the termination of the NPI. Therefore, the market price of the Trust units will likely diminish towards the end of the term of the NPI because the cash distributions from the Trust will cease at the termination of such NPI and the Trust will have no right to any additional production from the underlying properties after the term of the NPI.

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

The trading price for publicly traded securities similar to the Trust units tends to be tied to recent and expected levels of cash distributions. The amounts available for distribution by the Trust will vary in response to numerous factors outside the control of the Trust, including prevailing prices for sales of oil, natural gas and natural gas liquid production attributable to the underlying properties. Consequently, the market price for the Trust units may not necessarily be indicative of the value that the Trust would realize if it sold the NPI to a third-party buyer. In addition, such market price may not necessarily reflect the fact that since the assets of the Trust are depleting assets, a portion of each cash distribution paid on the Trust units should be considered by investors as a return of capital, with the remainder being considered as a return on investment. As a result, distributions made to a unitholder over the life of these depleting assets may not equal or exceed the purchase price paid by the unitholder.

Conflicts of interest could arise between Whiting and the Trust unitholders.

The interests of Whiting and the interests of the Trust and the Trust unitholders with respect to the underlying properties could at times differ. For example, Whiting has the right, subject to significant limitations, to cause the Trust to release a portion of the NPI in connection with a sale of a portion of the oil and natural gas properties comprising the underlying properties to which such NPI relates. In such an event, the Trust is entitled to receive its proportionate share of the proceeds from the sale attributable to the NPI released. Additionally, the Trust has no employees and is reliant on Whiting’s employees to operate those underlying properties for which Whiting is designated as the operator. Whiting’s employees are also responsible for the operation of other oil and gas properties Whiting owns, which may require a significant portion or all of their time and resources. Whiting will have broad discretion over the timing and amount of operating expenditures and activities, including workover expenses and activities, which could result in higher costs being attributed to the NPI. The documents governing the Trust generally do not provide a mechanism for resolving these conflicting interests.

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

The Trust Agreement permits the Trustee to sue Whiting on behalf of the Trust to enforce the terms of the conveyance creating the NPI. If the Trustee does not take appropriate action to enforce provisions of the conveyance, the recourse of a Trust unitholder likely would be limited to bringing a lawsuit against the Trustee to compel the Trustee to take specified actions. The Trust Agreement expressly limits the Trust unitholders’ ability to directly sue Whiting or any other third party other than the Trustee. As a result, the unitholders will not be able to sue Whiting to enforce these rights.

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

If the NPI were not treated as a debt instrument, the deductions allowed to an individual Trust unitholder in their recovery of basis in the NPI may be itemized deductions, the deductibility of which would be subject to limitations that may or may not apply depending upon the unitholder’s circumstances.

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

Whiting has recorded the conveyance of the NPI in the states where the underlying properties are located in the real property records in each county where these properties are located. The NPI is a non-operating, non-possessory interest carved out of the oil and natural gas leasehold estate, but certain states have not directly determined whether an NPI is a real or a personal property interest. Whiting believes that the delivery and recording of the conveyance should create a fully conveyed and vested property interest under the applicable state’s laws, but certain states have not directly determined whether this would be the result. If in a bankruptcy proceeding in which Whiting becomes involved as a debtor a determination were made that the conveyance constitutes an executory contract and the NPI is not a fully conveyed property interest under the laws of the applicable state, and if such contract were not to be assumed in a bankruptcy proceeding involving Whiting, the Trust would be treated as an unsecured creditor of Whiting with respect to such NPI in the pending bankruptcy proceeding.

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

If Whiting is notified by a person with whom Whiting is a party to a contract containing a prior reversionary interest that Whiting is required to convey any of the underlying properties to such person or cease production from any well, then Whiting may provide such conveyance with respect to such underlying property or permanently cease production from such well. Such a reversionary interest typically results from the provisions of a joint operating agreement that governs the drilling of wells on jointly owned property and financial arrangements for instances where all owners may not want to make the capital expenditure necessary to drill a new well. The reversionary interest is created because an owner that does not consent to capital expenditures will not have to pay its share of the capital expenditure, but instead will relinquish its share of proceeds from the well until the consenting owners receive payout (or a multiple of payout) of their capital expenditures. In such case, Whiting may request the Trustee to reconvey to Whiting the NPI with respect to any such underlying property or well. The Trust will not receive any consideration for such reconveyance of a portion of the NPI. Such reconveyance of a portion of the NPI may extend the time it takes for 9.11 MMBOE (which is equivalent to 8.20 MMBOE attributable to the NPI) to be produced from the underlying properties for purposes of the NPI.

Item 6.	Exhibits.

(Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.)

Exhibit
Number			Description

3	.1*	—	Certificate of Trust of Whiting USA Trust I (Incorporated herein by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (Registration No. 333-147543))
3	.2*	—	Amended and Restated Trust Agreement, dated April 30, 2008, among Whiting Oil and Gas Corporation, Equity Oil Company, The Bank of New York Trust Company, N.A. as Trustee and Wilmington Trust Company as Delaware Trustee. (Incorporated herein by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed on April 30, 2008 (File No. 001-34026))
10	.1*	—	Conveyance of Net Profits Interest, dated April 30, 2008, from Whiting Oil and Gas Corporation and Equity Oil Company to The Bank of New York Trust Company, N.A. as Trustee of Whiting USA Trust I. (Incorporated herein by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on April 30, 2008 (File No. 001-34026))
10	.2*	—	Administrative Services Agreement, dated April 30, 2008, by and between Whiting Oil and Gas Corporation and The Bank of New York Trust Company, N.A. as Trustee of Whiting USA Trust I. (Incorporated herein by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed on April 30, 2008 (File No. 001-34026))
10	.3*	—	Registration Rights Agreement, dated April 30, 2008, by and between Whiting Petroleum Corporation and The Bank of New York Trust Company, N.A. as Trustee of Whiting USA Trust I. (Incorporated herein by reference to Exhibit 10.3 to the Trust’s Current Report on Form 8-K filed on April 30, 2008 (File No. 001-34026))
31		—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHITING USA TRUST I

By:	THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A., as Trustee

By:	/s/ MIKE ULRICH
Mike Ulrich
Vice President

Date: November 14, 2008

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

EXHIBIT INDEX

Exhibit
Number			Description

3	.1*	—	Certificate of Trust of Whiting USA Trust I (Incorporated herein by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (Registration No. 333-147543))
3	.2*	—	Amended and Restated Trust Agreement, dated April 30, 2008, among Whiting Oil and Gas Corporation, Equity Oil Company, The Bank of New York Trust Company, N.A. as Trustee and Wilmington Trust Company as Delaware Trustee. (Incorporated herein by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed on April 30, 2008 (File No. 001-34026))
10	.1*	—	Conveyance of Net Profits Interest, dated April 30, 2008, from Whiting Oil and Gas Corporation and Equity Oil Company to The Bank of New York Trust Company, N.A. as Trustee of Whiting USA Trust I. (Incorporated herein by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on April 30, 2008 (File No. 001-34026))
10	.2*	—	Administrative Services Agreement, dated April 30, 2008, by and between Whiting Oil and Gas Corporation and The Bank of New York Trust Company, N.A. as Trustee of Whiting USA Trust I. (Incorporated herein by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed on April 30, 2008 (File No. 001-34026))
10	.3*	—	Registration Rights Agreement, dated April 30, 2008, by and between Whiting Petroleum Corporation and The Bank of New York Trust Company, N.A. as Trustee of Whiting USA Trust I. (Incorporated herein by reference to Exhibit 10.3 to the Trust’s Current Report on Form 8-K filed on April 30, 2008 (File No. 001-34026))
31		—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.)