Form 10-K
period 2008-12-31
WHITING USA TRUST I
filed 2009-03-27
CIK 1417003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for The Fiscal Year Ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from            to
Commission File Number 001-34026

WHITING USA TRUST I
(Exact name of registrant as specified in its charter)

Delaware	26-6053936
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

The Bank of New York Mellon Trust Company, N.A.,
Trustee
Global Corporate Trust
919 Congress Avenue	78701
Austin, Texas	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (800) 852-1422
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered

Units of Beneficial Interest	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑.
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑.
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of Units of Beneficial Interest in Whiting USA Trust I held by non-affiliates at the closing sales price on June 30, 2008 of $18.17 was $212,180,175.
As of March 16, 2009, 13,863,889 Units of Beneficial Interest in Whiting USA Trust I were outstanding.
Documents Incorporated By Reference: None

ii

     References to the “Trust” in this document refer to Whiting USA Trust I, while references to “Whiting” in this document refer to Whiting Petroleum Corporation and its wholly-owned subsidiaries, Whiting Oil and Gas Corporation and Equity Oil Company.
FORWARD-LOOKING STATEMENTS
     This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K, including without limitation the statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. No assurance can be given that such expectations will prove to have been correct. When used in this document, the words “believes,” “expects,” “anticipates,” “intends” or similar expressions are intended to identify such forward-looking statements. The following important factors, in addition to those discussed elsewhere in this Form 10-K, could affect the future results of the energy industry in general, and Whiting and the Trust in particular, and could cause actual results to differ materially from those expressed in such forward-looking statements:
•	the effect of changes in commodity prices and conditions in the capital markets;

•	the effects of global credit, financial and economic issues;

•	uncertainty of estimates of oil and natural gas reserves and production;

•	risks incident to the operation of oil and natural gas wells;

•	future production costs;

•	the inability to access oil and natural gas markets due to market conditions or operational impediments;

•	failure of the underlying properties to yield oil or natural gas in commercially viable quantities;

•	the effect of existing and future laws and regulatory actions;

•	competition from others in the energy industry;

•	risks arising out of the hedge contracts;

•	inflation or deflation; and

•	other risks described under the caption “Risk Factors” in this Form 10-K.
     This Form 10-K describes other important factors that could cause actual results to differ materially from expectations of Whiting and the Trust, including under the caption “Risk Factors.” All subsequent written and oral forward-looking statements attributable to Whiting or the Trust or persons acting on behalf of Whiting or the Trust are expressly qualified in their entirety by such factors. The Trust assumes no obligation, and disclaims any duty, to update these forward-looking statements.

GLOSSARY OF CERTAIN OIL AND NATURAL GAS TERMS
In this Form 10-K the following terms have the meanings specified below.
     Bbl — One stock tank barrel, or 42 U.S. gallons liquid volume, used in this report in reference to oil and other liquid hydrocarbons.
     BOE — One stock tank barrel of oil equivalent, computed on an approximate energy equivalent basis that one Bbl of crude oil equals six Mcf of natural gas and one Bbl of crude oil equals one Bbl of natural gas liquids.
     BOE/d — One BOE per day.
     Completion — The installation of permanent equipment for the production of oil or natural gas, or in the case of a dry hole, the reporting of abandonment to the appropriate agency.
     COPAS — The Council of Petroleum Accountants Societies.
     Costless collar — An options position where the proceeds from the sale of a call option fund the purchase of a put option.
     Differential — The difference between a benchmark price of oil and natural gas, such as the NYMEX crude oil spot, and the wellhead price received.
     Estimated Future Net Revenues — Also referred to as “estimated future net cash flows.” The result of applying current prices of oil, natural gas and natural gas liquids to estimated future production from oil, natural gas and natural gas liquids proved reserves, reduced by estimated future expenditures, based on current costs to be incurred, in developing and producing the proved reserves, excluding overhead.
     Farm-in or Farm-out Agreement — An agreement under which the owner of a working interest in an oil or natural gas lease typically assigns the working interest or a portion of the working interest to another party who desires to drill on the leased acreage. Generally, the assignee is required to drill one or more wells in order to earn its interest in the acreage. The assignor usually retains a royalty or reversionary interest in the lease. The interest received by an assignee is a “farm-in” while the interest transferred by the assignor is a “farm-out.”
     Field — An area consisting of either a single reservoir or multiple reservoirs, all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.
     GAAP — Generally accepted accounting principles in the United States.
     Gross Acres or Gross Wells — The total acres or wells, as the case may be, in which a working interest is owned.
     IRS — The Internal Revenue Service of the United States federal government.
     MBbl — One thousand barrels of crude oil or other liquid hydrocarbons.
     MBOE — One thousand BOE.
     Mcf — One thousand standard cubic feet of natural gas.

     Net Profits Interest (NPI) — A nonoperating interest that creates a share in gross production from an operating or working interest in oil and natural gas properties. The share is measured by net profits from the sale of production after deducting costs associated with that production.
     Net Revenue Interest — An interest in all oil, natural gas and natural gas liquids produced and saved from, or attributable to, a particular property, net of all royalties, overriding royalties, net profits interests, carried interests, reversionary interests and any other burdens to which the person’s interest is subject.
     Plugging and Abandonment — Refers to the sealing off of fluids in the strata penetrated by a well so that the fluids from one stratum will not escape into another or to the surface. Regulations of many states require plugging of abandoned wells.
     Pre-tax PV10%— The present value of estimated future revenues to be generated from the production of proved reserves calculated in accordance with Securities and Exchange Commission (“SEC”) guidelines, net of estimated lease operating expense, production taxes and future development costs, using price and costs as of the date of estimation without future escalation, without giving effect to non-property related expenses such as general and administrative expenses, debt service and depreciation, depletion and amortization, or Federal income taxes and discounted using an annual discount rate of 10%. Pre-tax PV10% may be considered a non-GAAP financial measure as defined by the SEC.
     Proved Developed Reserves * — Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.
     Proved Reserves *— Proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.
     Recompletion — The completion for production of an existing well bore in another formation from which that well has been previously completed.
     Reservoir — A porous and permeable underground formation containing a natural accumulation of producible crude oil and/or natural gas that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.
     Standardized Measure of Discounted Future Net Cash Flows — Also referred to herein as “standardized measure.” The discounted future net cash flows relating to proved reserves based on year-end prices, costs and statutory tax rates, and a 10% annual discount rate.
     Working Interest — The interest in a crude oil and natural gas property (normally a leasehold interest) that gives the owner the right to drill, produce and conduct operations on the property and to share in production, subject to all royalties, overriding royalties and other burdens and to share in all costs of exploration, development and operations and all risks in connection therewith.
     Workover — Operations on a producing well to restore or increase production.

*	This definition is an abbreviated version of the complete definition as defined by the SEC in Rule 4-10(a) of Regulation S-X.

PART I
Item 1. Business
General
     Whiting USA Trust I was formed on October 18, 2007, by Whiting Petroleum Corporation. The Trust is a statutory trust created under the Delaware Statutory Trust Act governed by a trust agreement (the “Trust agreement”) between Whiting and the trustees. The business and affairs of the Trust are managed by The Bank of New York Mellon Trust Company, N.A., (the “Trustee”). The Trust maintains its offices at the office of the Trustee, at 919 Congress Avenue, Austin, Texas 78701. The telephone number of the Trustee is 1-800-852-1422. In addition, Wilmington Trust Company acts as the Delaware trustee of the Trust, which we refer to as the “Delaware Trustee”. The initial capitalization of the Trust estate was funded by Whiting on November 16, 2007.
     The Trustee does not maintain a website for filings by the Trust with the Securities and Exchange Commission, which we refer to as the “SEC.” Electronic filings by the Trust with the SEC are available free of charge through the SEC’s website at www.sec.gov.
     As of December 31, 2007, the Trust had no assets other than a de minimus cash balance from the initial capitalization and had conducted no operations other than organizational activities. On April 30th 2008, the Trust issued 13,863,889 units of beneficial interest in the Trust (“Trust units”) to Whiting in exchange for the conveyance of a term net profits interest (“NPI”) by Whiting’s wholly-owned subsidiaries, Whiting Oil and Gas Corporation and Equity Oil Company. The NPI represents the right to receive 90% of the net proceeds from Whiting’s interests in certain existing oil, natural gas and natural gas liquid producing properties which we refer to as “the underlying properties”. The underlying properties are located in the Rocky Mountains, Mid-Continent, Permian Basin and Gulf Coast regions. The underlying properties include interests in 3,099 gross (385.4 net) producing oil and gas wells. Immediately after the conveyance, Whiting completed an initial public offering of Trust units selling 11,677,500 such units. Whiting retained ownership of 2,186,389 Trust units, or 15.8% of the total Trust units issued and outstanding.
     The NPI entitles the Trust to receive 90% of the net proceeds attributable to the Trust’s interest, from the sale of production from the underlying properties. The NPI will terminate when 9.11 MMBOE have been produced from the underlying properties and sold (which amount is the equivalent of 8.20 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the NPI), and the Trust will soon thereafter wind up its affairs and terminate. As of December 31, 2008, 1.6 MMBOE of the total 9.11 MMBOE have been produced from the underlying properties. Further detail on the reserves is provided herein under the section titled “Properties-Description of the Underlying Properties — Reserves”, and such reserve information is based upon a reserve report prepared by independent reserve engineers Cawley, Gillespie & Associates, Inc. for the underlying properties at December 31, 2008, which we refer to as the “reserve report.” According to the reserve report, the portion of the 9.11 MMBOE (8.20 MMBOE net) reserve quantities attributable to the NPI not yet produced at December 31, 2008 are projected to be produced from the underlying properties by December 31, 2021; however, the reserve report is based on the assumptions included therein, and no assurance can be given regarding the amount or timing of actual production from the underlying properties. See “Risk Factors” for additional discussion. Production from the underlying properties for the year ended December 31, 2008, was approximately 56% oil and approximately 44% natural gas.

     Net proceeds payable to the Trust depend upon production quantities, sales prices of oil, natural gas and natural gas liquids, costs to develop and produce the oil, natural gas and natural gas liquids and realized cash settlements from commodity derivative contracts. In calculating net proceeds, Whiting deducts from gross oil and natural gas sales proceeds, all royalties, lease operating expenses (including costs of workovers), production and property taxes, hedge payments made by Whiting to the hedge contract counterparty, maintenance expenses, postproduction costs (including plugging and abandonment liabilities) and producing overhead. If at any time costs should exceed gross proceeds, neither the Trust nor the Trust unitholders would be liable for the excess costs; the Trust however, would not receive any net proceeds until future net proceeds exceed the total of those excess costs, plus interest at the prime rate. For more information on the net proceeds calculation, see “Computation of Net Proceeds”.
     The Trust makes quarterly cash distributions of substantially all of its quarterly cash receipts, after the deduction of fees and expenses for the administration of the Trust, to holders of its Trust units. Because payments to the Trust are generated by depleting assets and the Trust has a finite life with the production from the underlying properties diminishing over time, a portion of each distribution represents a return of the original investment in the Trust units.
     The Trustee can authorize the Trust to borrow money to pay Trust administrative or incidental expenses that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from the Trustee, Whiting or the Delaware Trustee as a lender, provided the terms of the loan are similar to the terms it would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. The Trustee may also deposit funds awaiting distribution in an account with itself and make other short-term investments with the funds awaiting distribution.
     The Trust was created to acquire and hold the NPI for the benefit of the Trust unitholders. The NPI is passive in nature, and the Trustee has no management control over and no responsibility relating to the operation of the underlying properties. The business and affairs of the Trust are managed by the Trustee, and Whiting and its affiliates have no ability to manage or influence the operations of the Trust. The oil and gas properties comprising the underlying properties for which Whiting is designated the operator are currently operated by Whiting and its subsidiaries on a contract operator basis. Whiting, as a matter of course, does not make public projections as to future sales, earnings or other results relating to the underlying properties.
Marketing and Post-Production Services
     Pursuant to the terms of the conveyance creating the NPI, Whiting has the responsibility to market, or cause to be marketed, the oil, natural gas and natural gas liquid production attributable to the underlying properties. The terms of the conveyance creating the NPI do not permit Whiting to charge any marketing fee, other than fees for marketing paid to non-affiliates, when determining the net proceeds upon which the NPI is calculated. As a result, the net proceeds to the Trust from the sales of oil, natural gas and natural gas liquid production from the underlying properties is determined based on the same price that Whiting receives for oil, natural gas and natural gas liquid production attributable to Whiting’s remaining interest in the underlying properties.
     Whiting principally sells its oil and natural gas production to end users, marketers and other purchasers that have access to nearby pipeline facilities. In areas where there is no practical access to pipelines, oil is trucked to storage facilities. Whiting’s marketing of oil and natural gas can be affected by factors beyond its control, the effects of which cannot be accurately predicted. During 2008, sales to Teppco Crude Oil LLC and Lion Oil Company accounted for 14% and 13%, respectively, of total oil and natural gas sales from the underlying properties. During 2007, sales to the same two customers accounted for 13% and 11%, respectively, of total oil and natural gas sales from the underlying properties. During

2006, sales to the same two customers accounted for 13% and 10%, respectively, of total oil and natural gas sales from the underlying properties. The loss of one or both of these purchasers does not present a material risk because there is significant competition among purchasers of crude oil and natural gas in the areas of the underlying properties, and if the underlying properties were to lose one or both of their largest purchasers, several entities could purchase crude oil and natural gas produced from the underlying properties with little or no interruption to their business.
Competition and Markets
     The oil and natural gas industry is highly competitive. Whiting competes with major oil and gas companies and independent oil and gas companies for oil and natural gas, equipment, personnel and markets for the sale of oil and natural gas. Many of these competitors are financially stronger than Whiting, but even financially troubled competitors can affect the market because of their need to sell oil and natural gas at any price to attempt to maintain cashflow. The Trust is subject to the same competitive conditions as Whiting and other companies in the oil and natural gas industry.
     Oil and natural gas compete with other forms of energy available to customers, primarily based on price. These alternate forms of energy include electricity, coal and fuel oils. Changes in the availability or price of oil, natural gas or other forms of energy, as well as business conditions, conservation, legislation, regulations and the ability to convert to alternate fuels and other forms of energy may affect the demand for oil and natural gas. Future price fluctuations for oil, natural gas and natural gas liquids will directly impact Trust distributions, estimates of reserves attributable to the Trust’s interests and estimated and actual future net revenues to the Trust.
Description of Trust Units
     Each Trust unit is a unit of the beneficial interest in the Trust and is entitled to receive cash distributions from the Trust on a pro rata basis. Each Trust unitholder has the same rights regarding his or her Trust units as every other Trust unitholder has regarding his or her units. The Trust units are in book-entry form only and are not represented by certificates. The Trust had 13,863,889 Trust units outstanding as of March 16, 2009.
Periodic Reports
     The Trustee will file all required Trust federal and state income tax and information returns. The Trustee will prepare and mail to Trust unitholders annual reports that Trust unitholders need to correctly report their share of the income and deductions of the Trust. The Trustee will also cause to be prepared and filed reports that are required to be filed under the Securities Exchange Act of 1934, as amended, and by the rules of any securities exchange or quotation system on which the Trust units are listed or admitted to trading, and will also cause the Trust to comply with all of the provisions of the Sarbanes-Oxley Act, including but not limited to, establishing, evaluating and maintaining a system of internal controls over financial reporting in compliance with the requirements of Section 404 thereof.
     Each Trust unitholder and his or her representatives may examine, for any proper purpose, during reasonable business hours, the records of the Trust and the Trustee.
Liability of Trust Unitholders
     Under the Delaware Statutory Trust Act, Trust unitholders are entitled to the same limitation of personal liability extended to stockholders of private corporations for profit under the General

Corporation Law of the State of Delaware. No assurance can be given, however, that the courts in jurisdictions outside of Delaware will give effect to such limitation.
Voting Rights of Trust Unitholders
     The Trustee or Trust unitholders owning at least 10% of the outstanding Trust units may call meetings of Trust unitholders. The Trust is responsible for all costs associated with calling a meeting of Trust unitholders, unless such meeting is called by the Trust unitholders in which case the Trust unitholders are responsible for all costs associated with calling such meeting. Meetings must be held in such location as is designated by the Trustee in the notice of such meeting. The Trustee must send written notice of the time and place of the meeting and the matters to be acted upon to all of the Trust unitholders at least 20 days and not more than 60 days before the meeting. Trust unitholders representing a majority of Trust units outstanding must be present or represented to have a quorum. Each Trust unitholder is entitled to one vote for each Trust unit owned.
     Unless otherwise required by the Trust agreement, a matter may be approved or disapproved by the vote of a majority of the Trust units held by the Trust unitholders at a meeting where there is a quorum. This is true even if a majority of the total Trust units did not approve it. In determining whether the holders of the required number of units have approved any matter that is submitted to a vote of unitholders, those units owned by Whiting will be disregarded if such matter either would result in increased costs and expenses to the Trust or would adversely affect the economic interests of Trust unitholders. The affirmative vote of the holders of a majority of the outstanding Trust units is required to:
•	dissolve the Trust;

•	remove the Trustee or the Delaware Trustee;

•	amend the Trust agreement (except with respect to certain matters that do not adversely affect the rights of Trust unitholders in any material respect);

•	merge or consolidate the Trust with or into another entity;

•	approve the sale of assets of the Trust unless the sale involves the release of less than or equal to 0.25% of the total production from the underlying properties for the last twelve months and the aggregate asset sales do not have a fair market value in excess of $500,000 for the last twelve months; or

•	agree to amend or terminate the conveyance.
     In addition, certain amendments to the Trust agreement, conveyance, administrative services agreement and registration rights agreement may be made by the Trustee without approval of the Trust unitholders. The Trustee must consent before all or any part of the Trust assets can be sold, except in connection with the dissolution of the Trust or limited sales directed by Whiting in conjunction with its sale of underlying properties.
Termination of the Trust; Sale of the Net Profits Interest
     The NPI will terminate at the time when 9.11 MMBOE have been produced from the underlying properties and sold (which amount is the equivalent of 8.20 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the NPI), and the Trust will soon thereafter wind up its affairs and terminate. The Trust will dissolve prior to the termination of the NPI if:
•	the Trust sells the NPI;

•	annual cash proceeds to the Trust attributable to the NPI are less than $1 million for each of two consecutive years;

•	the holders of a majority of the outstanding Trust units vote in favor of dissolution; or

•	the Trust is judicially terminated.
     The Trustee would then sell all of the Trust’s assets, either by private sale or public auction, and distribute the net proceeds of the sale to the Trust unitholders.
Computation of Net Proceeds
     The provisions of the conveyance governing the computation of net proceeds are detailed and extensive. The following information summarizes the material information contained in the conveyance related to the computation of net proceeds. For more detailed provisions concerning the NPI, we make reference to the conveyance agreement, which is included as an exhibit to this Form 10-K.
Net Profits Interest
     The term NPI was conveyed to the Trust by Whiting Petroleum Corporation’s wholly-owned subsidiaries, Whiting Oil and Gas Corporation and Equity Oil Company, on April 30, 2008 by means of a conveyance instrument that has been recorded in the appropriate real property records in each county where the underlying properties are located. The NPI burdens the interests owned by Whiting in the underlying properties.
     The conveyance creating the NPI provides that the Trust is entitled to receive an amount of cash for each quarter equal to 90% of the net proceeds (calculated as described below) from the sale of oil, natural gas and natural gas liquid production attributable to the underlying properties.
     The amounts paid to the Trust for the NPI are based on the definitions of “gross proceeds” and “net proceeds” contained in the conveyance and described below. Under the conveyance, net proceeds are computed quarterly, and 90% of the aggregate net proceeds attributable to a computation period are paid to the Trust no later than 60 days following the end of the computation period (or the next succeeding business day). Whiting does not pay to the Trust any interest on the net proceeds held by Whiting prior to payment to the Trust. The Trustee makes distributions to Trust unitholders quarterly.
     “Gross proceeds” means the aggregate amount received by Whiting from sales of oil, natural gas and natural gas liquids produced from the underlying properties (other than amounts received for certain future non-consent operations). Gross proceeds does not include any amount for oil, natural gas or natural gas liquids lost in production or marketing or used by Whiting in drilling, production and plant operations. Gross proceeds includes “take-or-pay” or “ratable take” payments for future production in the event that they are not subject to repayment due to insufficient subsequent production or purchases.
     “Net proceeds” means gross proceeds less Whiting’s share of the following:
•	all payments to mineral or landowners, such as royalties or other burdens against production, delay rentals, shut-in oil and natural gas payments, minimum royalty or other payments for drilling or deferring drilling;

•	any taxes paid by the owner of an underlying property to the extent not deducted in calculating gross proceeds, including estimated and accrued general property (ad valorem), production, severance, sales, gathering, excise and other taxes;

•	the aggregate amounts paid by Whiting upon settlement of the hedge contracts on a quarterly basis, as specified in the hedge contracts;

•	any extraordinary taxes or windfall profits taxes that may be assessed in the future that are based on profits realized or prices received for production from the underlying properties;

•	costs paid by an owner of an oil and natural gas property comprising the underlying properties under any joint operating agreement;

•	costs and expenses, costs and liabilities of workovers, operating and producing oil, natural gas and natural gas liquids, including allocated expenses such as labor, vehicle and travel costs and materials and any plugging and abandonment liabilities other than costs and expenses for certain future non-consent operations;

•	costs or charges associated with gathering, treating and processing oil, natural gas and natural gas liquids;

•	a producing overhead charge in accordance with existing operating agreements;

•	to the extent Whiting is the operator of an underlying property and there is no operating agreement covering such underlying property, the overhead charges allocated by Whiting to such underlying property calculated in the same manner Whiting allocates overhead to other similarly owned property;

•	costs for recording the conveyance and costs estimated to record the termination and/or release of the conveyance;

•	costs paid to the counterparty under the hedge contracts or to the persons that provide credit to maintain any hedge contracts, excluding any hedge settlement amounts;

•	amounts previously included in gross proceeds but subsequently paid as a refund, interest or penalty; and

•	costs and expenses for renewals or extensions of leases.
     All of the hedge payments received by Whiting from the hedge contract counterparty upon settlements of hedge contracts and certain other non-production revenues, as detailed in the conveyance, will offset the operating expenses outlined above in calculating the net proceeds. If the hedge payments received by Whiting and certain other non-production revenues exceed the operating expenses during a quarterly period, the ability to use such excess amounts to offset operating expenses may be deferred, with interest accruing on such amounts at the prevailing money market rate, until the next quarterly period when such amounts are less than such expenses. If any excess amounts have not been used to offset costs at the time when 9.11 MMBOE have been produced from the underlying properties and sold, which is the time when the NPI will terminate, then unitholders will not be entitled to receive the benefit of such excess amounts.
     Capital expenditures for the testing, drilling, completion, equipping, plugging back or recompletion of any well that is a part of the underlying properties will not be deducted from gross proceeds. During 2008, Whiting incurred capital expenditures of $5,380,760 million on the underlying properties that were not deducted from gross proceeds and were not deducted from Whiting’s NPI distributions to the Trust, accordingly. There are no capital expenditures planned on the underlying properties in Whiting’s 2009 capital budget.
     As is customary in the oil and natural gas industry, Whiting deducts from the gross proceeds an overhead fee to operate those underlying properties for which Whiting is designated as the operator consistent with the applicable operating agreements. Additionally, for those underlying properties for which Whiting is designated the operator but for which there is no operating agreement covering such underlying property, Whiting deducts from the gross proceeds an overhead fee to operate the property, which fee is based on overhead charges that are calculated in the same manner Whiting allocates overhead to other similarly owned properties. The operating overhead activities include various engineering, legal, accounting and administrative functions. The Trust’s portion of the monthly charge averaged $391 per active operated well, which totaled $1,415,823 for the three distributions made during the year ended December 31, 2008. The fee is adjusted annually pursuant to COPAS guidelines and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers.
     In the event that the net proceeds for any computation period is a negative amount, the Trust will receive no payment for that period, and any such negative amount plus accrued interest at the prevailing money market rate will be deducted from gross proceeds in the following computation period for purposes of determining the net proceeds for that following computation period.
     Gross proceeds and net proceeds are calculated on a cash basis, except that certain costs, primarily ad valorem taxes and expenditures of a material amount, may be determined on an accrual basis.
Commodity Hedge Contracts
     Whiting has entered into certain costless collar hedge contracts, and Whiting has in turn conveyed to the Trust the rights to future hedge payments Whiting makes or receives under such costless collar hedge contracts. These contracts were entered into to reduce the exposure to volatility in the underlying properties’ oil and gas revenues due to fluctuations in crude oil and natural gas prices, and to achieve more predictable cash flows. Historically, prices received for oil and gas production have been volatile because of seasonal weather patterns, supply and demand factors, worldwide political factors and general economic conditions. Costless collars are designed to establish floor and ceiling prices on anticipated future oil and gas production. While the use of these derivative instruments limits the downside risk of adverse price movements, they may also limit future revenues from favorable price movements. The hedge contracts are placed with a single trading counterparty, JPMorgan Chase Bank National Association. Whiting cannot provide assurance that this trading counterparty will not become a credit risk in the future. No additional hedges are allowed to be placed on Trust assets. The Trust does not enter into derivative contracts for trading or speculative purposes.
     Crude oil costless collar arrangements settle based on the average of the closing settlement price for each commodity business day in the contract period. Natural gas costless collar arrangements settle based on the closing settlement price on the second to last scheduled trading day of the month prior to delivery. In a collar arrangement, the counterparty is required to make a payment to Whiting for the difference between the fixed floor price and the settlement price if the settlement price is below the fixed floor price. Whiting is required to make a payment to the counterparty for the difference between the fixed ceiling price and the settlement price if the settlement price is above the fixed ceiling price.
     The amounts received by Whiting from the hedge contract counterparty upon settlements of the hedge contracts will reduce the operating expenses related to the underlying properties in calculating the net proceeds. In addition, the aggregate amounts paid by Whiting on settlement of the hedge contracts can reduce the amount of net proceeds paid to the Trust. Whiting’s crude oil and natural gas price risk management positions in collar arrangements through December 31, 2012 (which collars have the potential to affect Whiting’s future distributions to the Trust subsequent to December 31, 2008) are detailed in “Quantitative and Qualitative Disclosures About Market Risk”.

Additional Provisions
     If a controversy arises as to the sales price of any production, then for purposes of determining gross proceeds:
•	Amounts withheld or placed in escrow by a purchaser are not considered to be received by Whiting until actually collected;

•	amounts received by Whiting and promptly deposited with a nonaffiliated escrow agent will not be considered to have been received until disbursed to Whiting by the escrow agent; and

•	amounts received by Whiting and not deposited with an escrow agent will be considered to have been received.
     The Trustee is not obligated to return any cash received from the NPI. Any overpayments made to the Trust by Whiting due to adjustments to prior calculations of net proceeds or otherwise will reduce future amounts payable to the Trust until Whiting recovers the overpayments plus interest at the prevailing money market rate. Whiting may make such adjustments to prior calculations of net proceeds without the consent of the Trust unitholders or the Trustee but is required to provide the Trustee with notice of such adjustments and supporting data.
     As the designated operator of a property comprising the underlying properties, Whiting may enter into farm-out, operating, participation and other similar agreements to develop the property. Whiting may enter into any of these agreements without the consent or approval of the Trustee or any Trust unitholder.
     Whiting has the right to abandon any well or property if it reasonably believes the well or property ceases to produce or is not capable of producing in commercially paying quantities. In making such decisions, Whiting is required under the applicable conveyance to operate the underlying properties as a reasonably prudent operator in the same manner it would if these properties were not burdened by the NPI. Upon termination of the lease, the portion of the NPI relating to the abandoned property will be extinguished.
     Whiting must maintain books and records sufficient to determine the amounts payable under the NPI to the Trust. Quarterly and annually, Whiting must deliver to the Trustee a statement of the computation of net proceeds for each computation period. The Trustee has the right to inspect and copy the books and records maintained by Whiting during normal business hours and upon reasonable notice.
Federal Income Tax Matters
Classification and Taxation of the Trust
     Tax counsel to the Trust advised the Trust at the time of formation that, for federal income tax purposes, in its opinion the Trust would be treated as a grantor trust and not as an unincorporated business entity. No ruling has been or will be requested from the IRS with respect to the federal income tax treatment of the Trust, including as to the status of the Trust as a grantor trust for such purposes. Thus, no assurance can be provided that the tax treatment of the Trust would be sustained by a court if contested by the IRS. As a grantor trust, the Trust is not subject to federal income tax at the Trust level. Rather, each Trust unitholder is considered for federal income tax purposes to own its proportionate share of the Trust’s assets directly as though no Trust were in existence. Thus, each Trust unitholder is subject to tax on its proportionate share of the income and gain attributable to the assets of the Trust and is entitled to claim its proportionate share of the deductions and expenses attributable to the assets of the Trust, subject to applicable limitations, in accordance with the Trust unitholder’s tax method of accounting and taxable year without regard to the taxable year or accounting method employed by the Trust.
     On the basis of that advice, the Trust will file annual information returns, reporting to the Trust unitholders all items of income, gain, loss, deduction and credit. The Trust will allocate items of income, gain, loss, deductions and credits to Trust unitholders based on record ownership at each quarterly record date. It is possible that the IRS or another tax authority could disagree with this allocation method and could assert that income and deductions of the Trust should be determined and allocated on a daily, prorated or other basis, which could require adjustments to the tax returns of the Trust unitholders affected by the issue and result in an increase in the administrative expense of the Trust in subsequent periods.
Classification of the Net Profits Interest
     Tax counsel to the Trust also advised the Trust at the time of formation that, for federal income tax purposes, based upon representations made by Whiting regarding the expected economic life of the underlying properties and the expected duration of the NPI, in its opinion the NPI should be treated as a “production payment” under Section 636 of the Internal Revenue Code of 1986, as amended, or otherwise as a debt instrument. On the basis of that advice, the Trust treats the NPI as indebtedness subject to tax regulations applicable to contingent payment debt instruments, and by purchasing Trust units, a Trust unitholder agrees to be bound by the Trust’s application of those regulations, including the Trust’s determination of the rate at which interest will be deemed to accrue on the NPI. No assurance can be given that the IRS will not assert that the NPI should be treated differently. Any such different treatment could affect the timing and character of income, gain or loss in respect of an investment in Trust units and could require a Trust unitholder to accrue income at a rate different than that determined by the Trust.
Reporting Requirements for Widely-Held Fixed Investment Trusts
     Under Treasury Regulations, the Trust is classified as a widely-held fixed investment trust. Those Treasury Regulations require the sharing of tax information among Trustees and intermediaries that hold a Trust interest on behalf of or for the account of a beneficial owner or any representative or agent of a trust interest holder of fixed investment trusts that are classified as widely-held fixed investment trusts. These reporting requirements provide for the dissemination of Trust tax information by the Trustee to intermediaries who are ultimately responsible for reporting the investor-specific information through Form 1099 to the investors and the IRS. Every Trustee or intermediary that is required to file a Form 1099 for a Trust unitholder must furnish a written tax information statement that is in support of the amounts as reported on the applicable Form 1099 to the Trust unitholder. Any generic tax information provided by the Trustee of the Trust is intended to be used only to assist Trust unitholders in the preparation of their federal and state income tax returns.
Available Trust Tax Information
     In compliance with the Treasury Regulation reporting requirements for widely-held fixed investment trusts and the dissemination of Trust tax reporting information, the Trustee provides a generic tax information reporting booklet which is intended to be used only to assist Trust unitholders in the preparation of their 2008 federal and state income tax returns. The projected payment schedule for the NPI is included with the tax information booklet. This tax information booklet can be obtained at www.businesswire.com/cnn/whx.htm.

Environmental Matters and Regulation
     The operations of the properties comprising the underlying properties are subject to stringent and complex federal, state and local laws and regulations governing environmental protection as well as the discharge of materials into the environment. These laws and regulations may, among other things:
•	restrict the types, quantities and concentration of various substances that can be released into the environment in connection with oil and natural gas drilling and production activities;

•	limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas;

•	require remedial measures to mitigate pollution from former and ongoing operations, such as requirements to close pits and plug abandoned wells; and

•	enjoin some or all of the operations of the underlying properties deemed in non-compliance with permits issued pursuant to such environmental laws and regulations.
     Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations or imposing additional compliance requirements on such operations. Certain environmental statues impose strict joint and several liability for costs required to clean up and restores sites where hazardous substances have been disposed or otherwise released. Moreover, these laws, rules and regulations may also restrict the rate of oil and natural gas production below the rate that would otherwise be possible. The regulatory burden on the oil and natural gas industry increases the cost of doing business in the industry and consequently affects profitability. Additionally, Congress and federal and state agencies frequently revise environmental laws and regulations, and any changes that result in more stringent and costly waste handling, disposal and cleanup requirements for the oil and natural gas industry could have a significant impact on the operating costs of the properties comprising the underlying properties.
     The following is a summary of the existing laws, rules and regulations to which the operations of the properties comprising the underlying properties are subject that are material to the operation of the underlying properties.
     Waste Handling. The Resource Conservation and Recovery Act, or RCRA, and comparable state statutes, regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Under the auspices of the federal Environmental Protection Agency, or EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters and most of the other wastes associated with the exploration, development and production of crude oil or natural gas are currently regulated under RCRA’s non-hazardous waste provisions. However, it is possible that certain oil and natural gas exploration and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. Any such change could result in an increase in the costs to manage and dispose of wastes, which could have a material adverse effect on the cash distributions to the Trust unitholders.
     Comprehensive Environmental Response, Compensation and Liability Act. The Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, also known as the Superfund law, imposes joint and several liability, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. These persons include the owner or operator of the site where the release occurred, and anyone who disposed or arranged for the disposal of a hazardous substance released at the site. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third-parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.
     The underlying properties of the Trust may have been used for oil and natural gas exploration and production for many years. Although Whiting believes that it has utilized operating and waste disposal practices that were standard in the industry at the time, hazardous substances, wastes or hydrocarbons may have been released on or under the properties, or on or under other locations, including off-site locations, where such substances have been taken for disposal. In addition, the underlying properties of the Trust may have been operated by third parties or by previous owners or operators whose treatment and disposal of hazardous substances, wastes or hydrocarbons was not under Whiting’ control. These properties and the substances disposed or released on them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, Whiting could be required to remove previously disposed substances and wastes, remediate contaminated property, or perform remedial plugging or pit closure operations to prevent future contamination.
     Water Discharges. The Federal Water Pollution Control Act, or the Clean Water Act, and analogous state laws, impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into state waters or waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. Spill prevention, control and countermeasure requirements under federal law require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. In addition, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations.
     Global Warming and Climate Control. Recent scientific studies have suggested that emissions of certain gases commonly referred to as “greenhouse gases” and including carbon dioxide and methane, may be contributing to warming of the Earth’s atmosphere. In response to such studies, President Obama has expressed support for, and it is anticipated that the current session of Congress will consider legislation for, regulating emissions of greenhouse gases. In addition, one-third of the states, either individually or through multi-state regional initiatives have already taken legal measures to reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. Also, as a result of the U.S. Supreme Court’s decision on April 2, 2007 in Massachusetts, et al. v. EPA, the EPA may be required to regulate greenhouse gas emissions from mobile sources (e.g., cars and trucks) even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases. The Court’s holding in Massachusetts that greenhouse gases fall under the federal Clean Air Act’s definition of “air pollutant” may also result in future regulation of greenhouse gas emissions from stationary sources under certain Clean Air Act programs. More recently, in July 2008, the EPA released an “Advance Notice of Proposed Rulemaking,” regarding possible future regulation of greenhouse gases under the Clean Air Act. New legislation or regulatory programs that restrict emissions of greenhouse gases in areas where the underlying properties operate could adversely affect demand for oil and gas products that, in turn, could limit cash distributions to the Trust unitholders. The cost increases would result from the potential new requirements to install additional emission control equipment and by increasing Whiting’s monitoring and record-keeping burden.
     Air Emissions. The Federal Clean Air Act, and comparable state laws, regulate emissions of various air pollutants from various industrial sources through air emissions permitting programs and also impose other monitoring and reporting requirements. Operators of the underlying properties may be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions. In addition, EPA has developed, and continues to develop, stringent regulations governing emissions of toxic air pollutants at specified sources. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the federal Clean Air Act and associated state laws and regulations.
     OSHA and Other Laws and Regulation. Whiting is subject to the requirements of the federal Occupational Safety and Health Act, or OSHA, and comparable state statutes. The OSHA hazard communication standard, the EPA community right-to-know regulations under the Title III of CERCLA and similar state statutes require that Whiting organize and/or disclose information about hazardous materials used or produced in its operations. Whiting believes that it is in substantial compliance with these applicable requirements and with other OSHA and comparable requirements.
     The federal Department of Homeland Security Appropriations Act of 2007 requires the Department of Homeland Security (“DHS”) to issue regulations establishing risk-based performance standards for the security of chemical and industrial facilities, including oil and gas facilities that are deemed to present “high levels of security risk.” The DHS issued an interim final rule in April 2007 regarding risk-based performance standards to be attained pursuant to the act and the DHS is currently adopting an Appendix A to the interim rules that establish the chemicals of concern and their respective threshold quantities that will trigger compliance with the interim rules. Whiting submitted “Top-Screen” data to the DHS in February 2008. Based on this data the DHS determined that Whiting facilities are not subject to the Chemical Facility Anti-Terrorism Standards and no additional costs are expected.
     Consideration of Environmental Issues in Connection with Governmental Approvals. Whiting’s operations frequently require licenses, permits and/or other governmental approvals. Several federal statutes, including the Outer Continental Shelf Lands Act and the National Environmental Policy Act require federal agencies to evaluate environmental issues in connection with granting such approvals and/or taking other major agency actions. The Outer Continental Shelf Lands Act, for instance, requires the U.S. Department of Interior to evaluate whether certain proposed activities would cause serious harm or damage to the marine, coastal or human environment. Similarly, the National Environmental Policy Act requires the Department of Interior and other federal agencies to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency would have to prepare an environmental assessment and, potentially, an environmental impact statement.
     Whiting believes that it is in substantial compliance with all existing environmental laws and regulations applicable to the current operations of the underlying properties and that its continued compliance with existing requirements will not have a material adverse effect on the cash distributions to the Trust unitholders. For instance, Whiting did not incur any material capital expenditures for remediation or pollution control activities for the period ended December 31, 2008 with respect to these properties. Additionally, Whiting has informed the Trust that Whiting is not aware of any environmental issues or claims that will require material capital expenditures during 2009 with respect to these properties. However, there is no assurance that the passage of more stringent laws or implementing regulations in the future will not have a negative impact on the operations of these properties and the cash distributions to the Trust unitholders.

Item 1A. Risk Factors
The amounts of cash distributions by the Trust are subject to fluctuation as a result of changes in oil, natural gas and natural gas liquid prices.
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
     Furthermore, the recent worldwide financial and credit crisis has reduced the availability of liquidity and credit to fund the continuation and expansion of industrial business operations worldwide. The shortage of liquidity and credit combined with recent substantial losses in worldwide equity markets has lead to a worldwide economic recession. The slowdown in economic activity caused by such recession has reduced worldwide demand for energy and resulted in lower oil and natural gas prices. Oil prices declined from record levels in early July 2008 of over $140 per Bbl to below $40 per Bbl in December 2008, while natural gas prices have declined from over $13 per Mcf to below $6 per Mcf over the same period.
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
     The NPI will terminate at the time when 9.11 MMBOE have been produced from the underlying properties and sold (which amount is the equivalent of 8.20 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the NPI). The reserve report prepared for the Trust dated as of December 31, 2008 (the “reserve report”) projects that 9.11 MMBOE will have been produced from the underlying properties and sold by December 31, 2021, which differs from the December 31, 2017 projected date in the December 31, 2007 reserve report. This change is primarily due to the much lower oil and natural gas price assumptions being used in the independent engineers’ report as of December 31, 2008, as compared to the report prepared as of December 31, 2007. The application of the lower prices in the reserve estimate shortens the economic producing lives and reduces the reserve estimates of wells producing at lower rates. The projected time to produce the remaining reserves attributable to the Trust is therefore extended. However, the exact rate of production cannot be predicted with certainty and such amount may be produced before or after the date projected by the reserve report. If production attributable to the underlying properties is slower than estimated, then financial returns to Trust unitholders will be lower assuming constant prices because cash distributions attributable to such production will occur at a later date.
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
     Whiting is currently designated as the operator of approximately 46% of the underlying properties based on the December 31, 2008 standardized measure of discounted future net cash flows. However, for the 54% of the underlying properties that Whiting does not operate, Whiting does not have control over normal operating procedures or expenditures relating to such properties. The failure of an operator to adequately perform operations or an operator’s breach of the applicable agreements could reduce production from the underlying properties and the cash available for distribution to Trust unitholders. The success and timing of operational activities on properties operated by others therefore depends upon a number of factors outside of Whiting’s control, including the operator’s timing and amount of capital expenditures, expertise and financial resources, inclusion of other participants in drilling wells, and use of technology. Because Whiting does not have a majority interest in most of the non-operated properties comprising the underlying properties, Whiting may not be in a position to remove the operator in the event of poor performance.

Whiting is not required to make capital expenditures on the underlying properties at historical levels or at all. If Whiting does not make capital expenditures, then the timing of production from the underlying properties may not be accelerated.
     Whiting has made capital expenditures on the underlying properties, which has increased production from the underlying properties. However, Whiting has no contractual obligation to make capital expenditures on the underlying properties in the future. Furthermore, for properties on which Whiting is not designated as the operator, the decision whether to make capital expenditures is made by the operator and Whiting has no control over the timing or amount of those capital expenditures. Whiting also has the right to non-consent and not participate in the capital expenditures on these properties, in which case Whiting and the Trust will not receive the production resulting from such capital expenditures. Accordingly, it is likely that capital expenditures with respect to the underlying properties will vary from and may be less than historical levels. For example, there are no capital expenditures planned on the underlying properties in Whiting’s 2009 capital budget.
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
     The net proceeds payable to the Trust from the NPI are derived from the sale of oil, natural gas and natural gas liquids produced from the underlying properties and proceeds, if any, received by Whiting upon settlement of the hedge contracts. The reserves attributable to the underlying properties are depleting assets, which means that those reserves will decline over time. The reserve report reflects that the cumulative past production from the underlying properties through December 31, 2007, represented an aggregate depletion percentage of 93.9% of the estimated ultimate total production from the properties. As a result, the quantity of oil and natural gas produced from the underlying properties is expected to decline over time. The reserves attributable to the underlying properties declined 2.2% from December 31, 2006 to December 31, 2007 and 34.8% from December 31, 2007 to December 31, 2008, and the production attributable to the underlying properties declined 5.2% from 2006 to 2007 and 6.3% from 2007 to 2008. Based on the reserve report, production attributable to the underlying properties is expected to decline at an average year over year rate of approximately 14.4% between 2009 and 2021. However, cash distributions to unitholders may decline at a faster rate than the rate of production due to fixed and semi-variable costs attributable to the underlying properties. Also, the anticipated rate of decline is an estimate and actual decline rates will likely vary from those estimated. The NPI will terminate at the time when 9.11 MMBOE have been produced from the underlying properties and sold (which amount is the equivalent of 8.20 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the NPI).
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
Under certain circumstances, the Trust provides that the Trustee may be required to sell the NPI and dissolve the Trust prior to the expected termination of the Trust. As a result, Trust unitholders may not recover their investment.
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
The market price for the Trust units may not reflect the value of the NPI held by the Trust.
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
Trust unitholders have limited ability to enforce provisions of the NPI.
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
The Trust has not requested a ruling from the IRS regarding the tax treatment of ownership of the Trust units. If the IRS were to determine (and be sustained in that determination) that the Trust is not a “grantor trust” for federal income tax purposes, or that the NPI is not a debt instrument for federal income tax purposes, the Trust unitholders may receive different and less advantageous tax treatment than they anticipated.
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
The Trust’s NPI may be characterized as an executory contract in bankruptcy, which could be rejected in bankruptcy, thus relieving Whiting from its obligations to make payments to the Trust with respect to the NPI.
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
     Whiting operates approximately 46% of the underlying properties based on the December 31, 2008 standardized measure of discounted future net cash flows. The conveyance provides that Whiting will be obligated to market, or cause to be marketed, the production related to underlying properties for which it operates. In addition, Whiting is obligated to use the proceeds it receives upon the settlement of the hedge contracts to offset operating expenses relating to the underlying properties, with certain restrictions.
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
     The ability of Whiting to perform its obligations related to the operation of the underlying properties, its obligations to the counterparty related to the hedge contracts and its obligations to the Trust will depend on Whiting’s future financial condition and economic performance, which in turn will depend upon the supply and demand for oil and natural gas, prevailing economic conditions and upon financial, business and other factors, many of which are beyond the control of Whiting. Whiting cannot provide any assurance that its financial condition and economic performance will not deteriorate in the future. For example, Whiting’s net income in the fourth quarter of 2008 decreased to a $3.0 million loss from a $45.8 million gain in the fourth quarter of 2007, primarily due to a 34% decrease in oil prices (net of hedging) and a 31% decrease in gas prices (net of hedging) between periods. A substantial or extended decline in oil or natural gas prices may materially and adversely affect Whiting’s future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures.
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
Under certain circumstances, the Trust provides that the Trustee may be required to reconvey to Whiting a portion of the NPI, which may impact how quickly 9.11 MMBOE are produced from the underlying properties for purposes of the NPI.
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
Item 1B. Unresolved Staff Comments.
     None.
Item 2. Properties.
Description of the Underlying Properties
     The underlying properties consist of Whiting’s net interests in certain oil and natural gas producing properties as of the date of the conveyance of the NPI to the Trust, which are located primarily in the Rocky Mountains, Mid-Continent, Permian Basin and Gulf Coast regions of the United States. The underlying properties include interests in 3,099 gross (385.4 net) producing oil and natural gas wells located in 172 fields on approximately 215,400 gross (79,000 net) acres in 14 states. Whiting has acquired interests in these properties through various acquisitions that have occurred during its 28 year existence prior to the conveyance. For the year ended December 31, 2008, the net production attributable to the underlying properties was 1,589 MBOE or 4.3 MBOE/d. Whiting operates approximately 46% of the underlying properties based on the December 31, 2008 standardized measure of discounted future net cash flows.
     Whiting’s interests in the oil and natural gas properties comprising the underlying properties require Whiting to bear its proportionate share, along with the other working interest owners, of the costs of development and operation of such properties. Many of the properties comprising the underlying properties that are operated by Whiting are burdened by non-working interests owned by third parties, consisting primarily of royalty interests retained by the owners of the land subject to the working interests. These landowners’ royalty interests typically entitle the landowner to receive at least 12.5% of the revenue derived from oil and natural gas production resulting from wells drilled on the landowner’s land, without any deduction for drilling costs or other costs related to production of oil and natural gas. A working interest percentage represents a working interest owner’s proportionate ownership interest in a property in relation to all other working interest owners in that property, whereas a net revenue interest is a working interest owner’s percentage of production after reducing such interest by the percentage of burdens on production such as royalties and overriding royalties.
     The NPI entitles the Trust to receive 90% of the net proceeds from the sale of 9.11 MMBOE of production. As of December 31, 2008, 1.6 MMBOE of the total 9.11 MMBOE have been produced from the underlying properties and a remaining balance of 7.5 MMBOE (6.8 MMBOE at the 90% NPI) is expected to be produced by December 31, 2021, based on the proved reserves attributable to the underlying properties in the December 31, 2008 reserve report. However, the reserve report is based on the assumptions included therein, and no assurance can be given regarding the amount or timing of actual production from the underlying properties. See “Risk Factors” for additional discussion. The rate of production cannot be predicted with certainty, and 9.11 MMBOE may be produced before or after the currently projected date. The proved reserves attributable to the underlying properties include all proved reserves expected to be economically produced during the full life of the properties, whereas the Trust is entitled to only receive 90% of the net proceeds from the sale of production of oil, natural gas and natural gas liquids attributable to the underlying properties during the term of the NPI.
     Whiting’s interest in the underlying properties, after deducting the NPI, entitles it to 10% of the net proceeds from the sale of oil, natural gas and natural gas liquids production attributable to the underlying properties during the term of the NPI and all of the net proceeds thereafter. The Trust units retained by Whiting represent 15.8% of the Trust units outstanding. Whiting’s retained ownership interests in the underlying properties and its ownership of Trust units considered together entitle Whiting to receive approximately 24.2% of the net proceeds from the underlying properties during the term of the Trust, thereby providing Whiting an incentive to operate (or cause to be operated) the underlying properties in an efficient and cost-effective manner. In addition, Whiting has agreed to operate these properties as a reasonably prudent operator in the same manner that it would operate them if these properties were not burdened by the NPI, and Whiting has agreed to use commercially reasonable efforts to cause the other operators to operate these properties in the same manner.
     In general, the producing wells to which the underlying properties relate have established production profiles. Based on the reserve report, annual production from the underlying properties is expected to decline at an average year over year rate of approximately 14.4% from 2009 through 2021. However, cash distributions to unitholders may decline at a faster rate than the rate of production due to fixed and semi-variable costs attributable to the underlying properties.
Reserves
     Cawley, Gillespie & Associates, Inc., independent petroleum and geological engineers, estimated crude oil (including natural gas liquids) and natural gas proved reserves of the underlying properties’ full economic life and for the Trust life as of December 31, 2008. As noted above, this reserve report projects that 9.11 MMBOE attributable to the NPI will be produced from the underlying properties by December 31, 2021, which differs from the December 31, 2017 projected date in the December 31, 2007 reserve report. This change is due to the much lower oil and natural gas price assumptions being used in the independent engineers’ report as of December 31, 2008 as compared to the report prepared as of December 31, 2007. The application of the lower prices in the reserve estimate shortens the economic producing lives and reduces the reserve estimates of wells producing at lower rates. The projected time to produce the remaining reserves attributable to the Trust is therefore extended. Numerous uncertainties are inherent in estimating reserve volumes and values, and the estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of the reserves may vary significantly from the original estimates. In addition, the reserves and net revenues attributable to the NPI include only 90% of the reserves attributable to the underlying properties that are expected to be produced within the term of the NPI.
     The standardized measure of discounted future net cash flows presented below was prepared using assumptions required by the SEC. Except to the extent otherwise described below, these assumptions include the use of NYMEX oil and natural gas prices as of December 31, 2008 of $44.60 per Bbl of oil and $5.63 per Mcf of natural gas less field transportation, quality and basis differentials of $8.33 per Bbl of oil and $0.67 per Mcf of natural gas, resulting in field adjusted prices of $36.27 per Bbl of oil and $4.96 per Mcf of natural gas. These assumptions also include costs for estimated future development and production expenditures to produce the proved reserves as of December 31, 2008. Future net cash flows are discounted at an annual rate of 10%. There is no provision for federal income taxes with respect to the future net cash flows attributable to the underlying properties or to the NPI because future net revenues are not subject to taxation at the Trust level. See “Federal Income Tax Matters” for more information.
     Information concerning changes in net proved reserves attributable to the Trust, and the calculation of the standardized measure of the related discounted future net revenues is contained in Note 10 to the financial statements of the Trust included in this Form 10-K. Whiting has not filed reserve estimates covering the underlying properties with any other federal authority or agency.
     The following table summarizes the estimated proved reserves, proved developed reserves, and standardized measure of discounted future net cash flows attributable to the Trust and underlying properties for the periods indicated:

	Whiting USA Trust I			Underlying Properties
	(90% NPI through 2021)			(Full Economic Life)
	Oil	Natural Gas		Oil	Natural Gas
	(MBbl)	(Mcf)	MBOE	(MBbl)	(Mcf)	MBOE
Proved reserves:
December 31, 2007 (1)	5,110	18,559	8,203	9,034	28,923	13,855

December 31, 2008	3,785	18,254	6,828	4,877	24,932	9,032

Proved developed reserves:
December 31, 2007 (1)	5,110	18,559	8,203	9,034	28,932	13,855

December 31, 2008	3,785	18,254	6,828	4,877	24,932	9,032

Standardized measure (2)			$70,547			$81,495

(1)	The effective date of the NPI conveyance was January 1, 2008. However, the reserves are presented as of December 31, 2007.

(2)	Values as of December 31, 2008. No provision for federal or state income taxes has been provided because taxable income is passed through to the unitholders of the Trust. Therefore, the standardized measure of Whiting USA Trust I and of the underlying properties is equal to their corresponding pre-tax PV 10% values.
     Average wellhead prices in effect at December 31, 2008 and 2007 inclusive of adjustments for quality and location used in determining future cash inflows related to the standardized measure calculation are as follows:

	2008	2007
Oil (per Bbl)	$36.27	$86.17
Gas (per Mcf)	$4.96	$6.33
Producing Acreage and Well Counts
     For the following data, “gross” refers to the total wells or acres in the oil and natural gas properties in which Whiting owns a working interest and “net” refers to gross wells or acres multiplied by the percentage working interest owned by Whiting and in turn attributable to the underlying properties. Although many wells produce both oil and natural gas, a well is categorized as an oil well or a natural gas well based upon the ratio of oil to natural gas production.

     The underlying properties are interests in developed properties located in oil and natural gas producing regions outlined in the chart below. The following is a summary of the number of fields and approximate acreage of these properties by region at December 31, 2008. Undeveloped acreage is not significant.

	Number of	Total Acreage
Regions	Fields	Gross	Net
Rocky Mountains	62	87,091	34,525
Mid-Continent	56	67,739	30,756
Permian Basin	27	23,974	8,090
Gulf Coast	27	36,572	5,617

Total	172	215,376	78,988

     The following is a summary of the producing wells on the underlying properties as of December 31, 2008:

	Operated Wells		Non-Operated Wells		Total Wells
	Gross	Net	Gross	Net	Gross	Net
Oil	280	178.3	2,101	83.7	2,381	262.0
Natural Gas	82	58.2	636	65.2	718	123.4

Total	362	236.5	2,737	148.9	3,099	385.4

     The following is a summary of the number of developmental wells drilled on the underlying properties during the last three years. Whiting did not drill any exploratory wells during the periods presented.

	Year Ended December 31,
	2008		2007		2006
	Gross	Net	Gross	Net	Gross	Net
Completed
Oil wells	11	1.2	8	0.4	18	2.1
Natural gas wells	5	0.8	10	2.6	12	2.2
Non-Productive	3	0.1	0	0.0	0	0.0

Total	19	2.1	18	3.0	30	4.3

Oil and Natural Gas Production
     The table below shows total oil and gas production, average sales prices and average production expenses and taxes attributable to underlying properties. The underlying properties’ information for the year ended December 31, 2008 is presented in the table below on a cash basis, as this basis of accounting is consistent with the Trust’s 2008 financial statements which have been prepared on a modified cash basis. The information for the underlying properties for the two years ended December 31, 2007 and 2006, however, is presented in the table below on the accrual basis of accounting.

	Year Ended December 31,
	2008	2007	2006
Net production:
Oil (MBbls)	884	956	946
Natural gas (MMcf)	4,228	4,441	5,057
Total production (MBOE)	1,589	1,696	1,789
Average production per day (MBOE/d)	4.3	4.6	4.9

Average Sales Prices:
Oil (per Bbl)	$92.97	$62.17	$56.24
Natural gas (per Mcf)	$8.16	$6.36	$6.21
Lease operating expenses per BOE	$17.23	$13.99	$12.25
Production taxes per BOE	$5.10	$3.69	$3.36
Major Producing Areas
     The underlying properties are located in several major onshore producing basins in the continental United States. Whiting believes this broad distribution provides a buffer against regional trends that may negatively impact production or prices. Based on the standardized measure of discounted future net cash flows at December 31, 2008, approximately 46% of these properties were operated by Whiting. Based on annual 2008 production attributable to the underlying properties, approximately 56% was oil and natural gas liquids and 44% was natural gas. These properties are located in mature fields and have established production profiles. However, production and distributions to the Trust will decline over time.
     Rocky Mountains Region. The underlying properties in the Rocky Mountains region are located in two distinct areas. The first, from which crude oil is primarily produced, includes the Williston Basin in North Dakota and Montana as well as the Bighorn and Powder River Basins of Wyoming, while the second, from which natural gas is primarily produced, includes southwest Wyoming, Colorado and Utah. These properties include 62 fields of which Whiting operates wells in 32 of these fields. The major North Dakota fields in this region include Bell Field and Fryberg Field that produce from Tyler sandstone; Whiskey Joe, Teddy Roosevelt, Sherwood and Davis Creek Fields that produce from various intervals in the Madison; Hiline Unit that produces from the Lodgepole; and Big Dipper Field that produces from the Duperow and Red River zones. In Montana, the major fields include the Bainville Field and Palomino Fields that produce primarily from the Nisku zone, and Oxbow Field that produces from the Nisku and Red River zones. The major Wyoming fields in this region include the Sage Creek Field in the Bighorn Basin that produces from the Tensleep and Madison zones and the Kiehl Field in the Powder River Basin, which produces from the Minnelusa formation and is under waterflood. The Ignacio Blanco Field is the major Colorado field in this region and produces from the Fruitland Coal zone. For the year ended December 31, 2008, the net production attributable to the underlying properties in the region was 528.3 MBOE or 1.4 MBOE/d.

     Mid-Continent Region. The underlying properties in the Mid-Continent region are located in Arkansas, Oklahoma, Kansas and Michigan. These properties include 56 fields of which Whiting operates wells in 29 of these fields. There are two significant fields located in Arkansas. The Magnolia Smackover Pool Unit, the largest single field in the underlying properties, produces from the Smackover Lime. The second Arkansas field is the Stephens-Smart field, producing from the Buckrange and Travis Peak. The major fields and areas in Oklahoma are located in the Anadarko Basin and include Putnam Field, Mocane-Laverne Gas Area, Sho-Vel-Tum Field and Nobscot Northwest Field, which primarily produce from the Oswego, Hunton, Penn, Morrow, Red Fork and Cottage Grove zones. Case Field is the major Michigan field in the region and produces from the Silurian Niagaran zone. For the year ended December 31, 2008, the net production attributable to the underlying properties in the region was 614.0 MBOE or 1.7 MBOE/d.
     Permian Basin Region. The Permian Basin Region of West Texas and New Mexico is one of the major hydrocarbon producing provinces in the continental United States. The underlying properties in the Permian Basin region are located in Texas and New Mexico. These properties include 27 fields of which Whiting operates wells in 10 of these fields. The major fields in this region include Iatan East Howard Field, which produces from the San Andres, Glorieta and Clearfork zones; the Fullerton Field, which is unitized and produces from the Clearfork zone; and Patricia Field, which produces from the Sprayberry and Fusselman zones. For the year ended December 31, 2008, the net production attributable to the underlying properties in the region was 198.7 MBOE or 0.5 MBOE/d.
     Gulf Coast Region. The underlying properties in the Gulf Coast region are located in Texas, Louisiana, Mississippi and Alabama. These properties include 27 onshore fields of which Whiting operates wells in two of these fields. The major field in this region is the Mestena Grande Field located in Texas, which produces from the Queen City zone. For the year ended December 31, 2008, the net production attributable to the underlying properties in the region was 247.9 MBOE or 0.7 MBOE/d.
Abandonment and Sale of Underlying Properties
     Whiting has the right to abandon its interest in any well or property comprising a portion of the underlying properties if, in its opinion, such well or property ceases to produce or is not capable of producing in commercially paying quantities. To reduce or eliminate the potential conflict of interest between Whiting and the Trust in determining whether a well is capable of producing in commercially paying quantities, Whiting has agreed to operate the underlying properties as a reasonably prudent operator in the same manner that it would operate if these properties were not burdened by the NPI and Whiting has agreed to use commercially reasonable efforts to cause the other operators to operate these properties in the same manner. For the years ended December 31, 2008, 2007 and 2006, seven, five and zero gross wells, respectively, were plugged and abandoned on the underlying properties, based on the determination that such wells were no longer economic to operate.
     In addition, Whiting may, without the consent of the Trust unitholders, require the Trust to release the NPI associated with any lease that accounts for less than or equal to 0.25% of the total production from the underlying properties in the prior 12 months and provided that the NPI covered by such releases cannot exceed, during any 12-month period, an aggregate fair market value to the Trust of $500,000. These releases will be made only in connection with a sale by Whiting of the relevant underlying properties and are conditioned upon the Trust receiving an amount equal to the fair value to the Trust of such NPI. Any net sales proceeds paid to the Trust are distributable to Trust unitholders for the quarter in which they are received. Whiting has not identified for sale any of the underlying properties.

Title to Properties
     The underlying properties are subject to certain burdens that are described in more detail below. To the extent that these burdens and obligations affect Whiting’s rights to production and the value of production from the underlying properties, they have been taken into account in calculating the Trust’s interests and in estimating the size and the value of the reserves attributable to the underlying properties.
     Whiting’s interests in the oil and natural gas properties comprising the underlying properties are typically subject, in one degree or another, to one or more of the following:
•	royalties, overriding royalties and other burdens, express and implied, under oil and natural gas leases;

•	overriding royalties, production payments and similar interests and other burdens created by Whiting or its predecessors in title;

•	a variety of contractual obligations arising under operating agreements, farm-out agreements, production sales contracts and other agreements that may affect the underlying properties or their title;

•	liens that arise in the normal course of operations, such as those for unpaid taxes, statutory liens securing unpaid suppliers and contractors, and contractual liens under operating agreements that are not yet delinquent or, if delinquent, are being contested in good faith by appropriate proceedings;

•	pooling, unitization and communitization agreements, declarations and orders;

•	easements, restrictions, rights-of-way and other matters that commonly affect property;

•	conventional rights of reassignment that obligate Whiting to reassign all or part of a property to a third party if Whiting intends to release or abandon such property; and

•	rights reserved to or vested in the appropriate governmental agency or authority to control or regulate the underlying properties and the NPI therein.
     Whiting has informed the Trustee that Whiting believes the burdens and obligations affecting the properties comprising the underlying properties are conventional in the industry for similar properties. Whiting also has informed the Trustee that Whiting believes that the existing burdens and obligations do not, in the aggregate, materially interfere with the use of the underlying properties and do not materially adversely affect the value of the NPI.
     Whiting acquired the underlying properties in various transactions that have occurred during its 28 year existence prior to the conveyance. At the time of its acquisitions of the underlying properties, Whiting undertook a title examination of these properties.
     Net profits interests are non-operating, non-possessory interests carved out of the oil and natural gas leasehold estate, but some jurisdictions have not directly determined whether a NPI is a real or a personal property interest. Whiting has recorded the conveyance of the NPI in the relevant real property records of all applicable jurisdictions. Whiting has informed the Trustee that Whiting believes the delivery and recording of the conveyance creates a fully conveyed and vested property interest under the applicable state’s laws, but because there is no direct authority to this effect in some jurisdictions, this may not be the result. Whiting has also informed the Trustee that Whiting believes that it is possible the NPI may not be treated as a real property interest under the laws of certain of the jurisdictions where the underlying properties are located. Whiting has also informed the Trustee that Whiting believes that, if, during the term of the Trust, Whiting becomes involved as a debtor in a bankruptcy proceeding, the NPI relating to the underlying properties in most, if not all, of the jurisdictions should be treated as a fully conveyed property interest. In such a proceeding, however, a determination could be made that the conveyance constitutes an executory contract and the NPI is not a fully conveyed property interest under the laws of the applicable jurisdiction, and if such contract were not to be assumed in a bankruptcy proceeding involving Whiting, the Trust would be treated as an unsecured creditor of Whiting with respect to such NPI in the pending bankruptcy proceeding. Although no assurance can be given, Whiting has informed the Trustee that Whiting believes that the conveyance of the NPI relating to the underlying properties in most, if not all, of the jurisdictions of which these properties are located should not be subject to rejection in a bankruptcy proceeding as an executory contract.
Item 3. Legal Proceedings.
     Currently, there are not any legal proceedings pending to which the Trust is a party or of which any of its property is the subject.
Item 4. Submission of Matters to a Vote of Security Holders.
     There were no matters submitted to a vote of security holders during the fourth quarter of 2008.

PART II
Item 5. Market for the Registrant’s Common Equity and Related Unitholder Matters
     The Trust units commenced trading on the New York Stock Exchange on April 30, 2008 under the symbol “WHX.” Prior to April 30, 2008, there was no established public trading market for the Trust units. The high and low sales prices per unit for each quarter in 2008 were as follows:

For the Year Ended, December 31, 2008	High	Low
Second Quarter (April 30, 2008 through June 30, 2008)	$25.30	$20.00
Third Quarter (July 1, 2008 through September 30, 2008)	$23.49	$14.13
Fourth Quarter (October 1, 2008 through December 31, 2008)	$17.50	$10.00
     At December 31, 2008, the 13,863,889 units outstanding were held by two unitholders of record.
Distributions
     Each quarter, the Trustee determines the amount of funds available for distribution to the Trust unitholders. Available funds are the excess cash, if any, received by the Trust from the NPI and other sources (such as interest earned on any amounts reserved by the Trustee) that quarter, over the Trust’s liabilities for that quarter. Available funds are reduced by any cash the Trustee decides to hold as a reserve against future liabilities. Quarterly cash distributions during the term of the Trust are made by the Trustee generally no later than 60 days following the end of each quarter (or the next succeeding business day) to the Trust unitholders of record on the 50th day following the end of each quarter (or the next succeeding business day). The table below presents the net cash proceeds for each quarter attributable to the 90% NPI, the estimated Trust expenses, Montana state income taxes reserved for by the Trustee and the resulting distributable income per Trust unit.

			Montana State
	Net Cash Proceeds	Estimated	Income Tax	Distributable
Quarterly Distributions	(90% NPI)	Trust Expense	Withholdings	Income per Unit
Second Quarter	$14,779,037	$300,000	$96,176	$1.037433
Third Quarter	21,546,068	250,000	139,323	1.526032
Fourth Quarter	21,956,419	375,017	140,701	1.546515

Total	$58,281,524	$925,017	$376,200	$4.109980

     Subsequent to year end, on February 27, 2009, a distribution of $0.787316 per Trust unit was paid to Trust unitholders owning Trust units as of February 19, 2009. The distribution consisted of net cash proceeds of $11,147,689 paid by Whiting to the Trust, which included cash receipts of $3,505,619 (90% of $3,895,132) for commodity derivative contracts settled for October 1, 2008 through December 31, 2008, less a provision of $175,000 for estimated Trust expenses and $57,426 for Montana state income tax withholdings.
Equity Compensation Plans
     The Trust does not have any employees and, therefore, does not maintain any equity compensation plans.
Recent Sales of Unregistered Securities
     On April 23, 2008, the registration statement on Form S-1/S-3 (Registration No. 333-147543) filed by Whiting and the Trust in connection with the initial public offering of the Trust units was declared effective by the Securities and Exchange Commission. On April 30, 2008, the Trust issued 13,863,889 Trust units to Whiting in exchange for the conveyance by Whiting of the NPI in underlying properties discussed elsewhere in this Form 10-K. Immediately thereafter, Whiting completed an initial public offering of units of beneficial interest in the Trust, selling 11,677,500 Trust units. Whiting retained an ownership in 2,186,389 Trust units, or 15.8% of the total Trust units issued and outstanding.
Purchases of Equity Securities
     There were no purchases of Trust units by the Trust or any affiliated purchaser during the fourth quarter.
Item 6. Selected Financial Data.
     The Trust was formed on October 18, 2007. The conveyance of the NPI, however, did not occur until April 30, 2008. As a result, the Trust did not recognize any income or make any distributions during 2007 or during the first quarter of 2008. The following table sets forth selected data for the Trust for the year ended December 31, 2008 and as of December 31, 2008 and 2007 based on the Trust’s audited financial statements.

For the Year Ended
December 31, 2008
Income from net profits	$58,281,524
Distributable income	$56,980,307
Distributable income per unit	$4.109980

	December 31,
	2008	2007
Trust corpus	$97,798,159	$10
Total assets at year-end	$97,929,733	$10
Trust units outstanding	13,863,889	—
Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operation.
     This document contains forward-looking statements, which give our current expectations or forecasts of future events. Please refer to “Forward-Looking Statements” which follows the Table of Contents of this Form 10-K for an explanation of these types of statements.
Overview
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
     Oil and natural gas prices have fallen significantly since their third quarter 2008 levels. For example, oil prices declined from record levels in early July 2008 of over $140 per Bbl to below $40 per Bbl in December 2008, while natural gas prices have declined from over $13 per Mcf to below $6 per Mcf over the same period. Lower oil and gas prices on production from the underlying properties could cause the following: (i) a reduction in the amount of the net proceeds to which the Trust is entitled; (ii) an extension of the length of time required to produce 9.11 MMBOE (8.20 MMBOE at the 90% NPI); and

(iii) a reduction in the amount of oil, natural gas and natural gas liquids that is economic to produce from the underlying properties.
Results of Trust Operations
Results of the Trust for the Year Ended December 31, 2008
     The Trust was formed on October 18, 2007. The conveyance of the NPI, however, did not occur until April 30, 2008. As a result, the Trust did not recognize any income or make any distributions during 2007 or during the first quarter of 2008. The NPI was conveyed effective for production from the underlying properties starting from January 1, 2008. Therefore, the Trust’s first quarterly distribution paid on May 30, 2008 consisted of an amount in cash paid by Whiting equal to the amount that would have been paid to the Trust had the conveyance been in place since the January 1, 2008 effective date. The following is a summary of income from net profits interest received by the Trust:

Trust Results
	Year Ended
	December 31,
	2008
Sales Volumes:
Oil from underlying properties (Bbls)	639,723	(a)
Natural gas from underlying properties (Mcf)	2,831,531	(b)

Total production (MBOE)	1,111,645
Average Sales Prices:
Oil (per Bbl)	$102.04
Natural gas (per Mcf)	$8.94
Costs (per BOE):
Lease operating expenses	$17.38
Production taxes	$5.71
Commodity derivative contract settlements	$0.16
Revenues:
Oil sales	$65,276,239	(a)
Natural gas sales	25,322,136	(b)

Total Revenues	$90,598,375

Costs:
Lease operating expenses	$19,318,722
Production taxes	6,346,455
Commodity derivative contract settlements	175,949

Total Costs	$25,841,126

Net proceeds	$64,757,249

Net profits percentage	90%

Income from net profits interest	$58,281,524

(a)	Because of the one-month interval between the time crude oil volumes are produced and the receipt of oil sales proceeds by Whiting, oil volumes and sales for the twelve months ended December 31, 2008 (consisting of Whiting’s May 2008, August 2008 and November 2008 NPI distributions to the Trust) generally represent crude oil production from January through September of 2008.

(b)	Because of the two-month interval between the time natural gas volumes are produced and the receipt of gas sales proceeds by Whiting, natural gas volumes and sales for the twelve months ended December 31, 2008 (consisting of Whiting’s May 2008, August 2008 and November 2008 NPI distributions to the Trust) generally represent gas production from January through August of 2008.

     Income from Net Profits Interest. Income from net profits interest is recorded on a cash basis when NPI proceeds are received by the Trust from Whiting. NPI net proceeds that Whiting remits to the Trust are based on the oil and gas production Whiting has received payment for within one month following the end of the most recent fiscal quarter. Whiting receives payment for its crude oil sales generally within 30 days following the month in which it is produced, and Whiting receives payment for its natural gas sales generally within 60 days following the month in which it is produced. Accordingly, income from net profits interest for the twelve months ended December 31, 2008 (consisting of Whiting’s May 2008, August 2008 and November 2008 NPI remittances to the Trust) generally represents crude oil sales for January through September of 2008 and natural gas sales for January through August of 2008.
     Income from net profits interest is generally affected by three major factors as highlighted in the table above:
•	oil and gas sales volumes,

•	oil and gas sales prices, and

•	costs deducted in the calculation of income from net profits interest.
     For the twelve months ended December 31, 2008, the Trust recognized income from net profits interest of $58,281,524. As publicly reported, SemCrude, LP and its affiliates (collectively, “SemCrude”) filed bankruptcy Chapter 11 petitions on July 22, 2008 in Delaware Bankruptcy Court. SemCrude purchased certain crude oil produced from a portion of the underlying properties subject to the NPI held by the Trust and failed to pay for such purchases during the month of June 2008 and the first 22 days of July 2008, which had the effect of reducing income from net profits by approximately $270,000 for the twelve months ended December 31, 2008. Also included in the income from net profits interest is a deduction of $158,354 (90% of $175,949) for commodity derivative contracts settled from April 1, 2008 through September 30, 2008.
     Distributable Income. For the twelve months ended December 31, 2008, the Trust’s distributable income was $56,980,307 and was based on income from net profits interest of $58,281,524 less general and administrative expenses of $793,443, cash withheld for future Trust expenses of $131,574 and Montana state income tax withholdings of $376,200.
Results of Underlying Property Operations
     Because the Trust had not engaged in any activities prior to 2008 other than organizational activities, the Trust is providing financial information with respect to the underlying properties for each of the three years in the period ended December 31, 2008 so that investors can review comparative results of operations for the years ended December 31, 2008 and 2007, as well as comparative results for the years ended December 31, 2007 and 2006. The underlying properties’ results of operations for the year ended December 31, 2008 are presented on a cash basis of accounting in the table below and in the “Comparison of Results of the Underlying Properties for the Year Ended December 31, 2008 and 2007”, and this cash basis presentation is consistent with the Trust’s 2008 financial statements, which have been prepared on a modified cash basis. The 2008 cash basis results generally consist of crude oil sales earned from December 2007 through November 2008 but received during 2008, and natural gas sales earned from November 2007 through October 2008 but received in 2008. The results of operations for the underlying properties for the two years ended December 31, 2007 and 2006, however, are presented below on the accrual basis of accounting, which is consistent with the underlying properties’ statements of historical revenues and direct operating expenses for 2007 and 2006 that were also prepared on the accrual basis before the effects of the NPI conveyance. Although the basis of accounting is not consistent between all years, the Trustee believes that the presentation below allows for a reasonable basis of comparison.

     The table below sets forth revenues and direct operating expenses, as well as operating data, relating to the underlying properties for each of the three years in the period ended December 31, 2008. Results for 2008 include the effects of hedging activities subsequent to the April 30, 2008 conveyance. Information for the years ended December 31, 2007 and 2006 is derived from the underlying properties’ audited statements of historical revenues and direct operating expenses included in “Financial Statements and Supplementary Data” of this Form 10-K. There were no hedges or other derivative activity attributable to the underlying properties during the years ended December 31, 2007 and 2006. The table also provides average sales prices, per BOE data, and capital expenditures relating to the underlying properties for each period.

Underlying Properties Results
	Year Ended December 31,
	2008(1)	2007	2006
	(dollars in thousands)
Revenues:
Oil sales	$82,208	$59,428	$53,232
Natural gas sales	34,514	28,224	31,398

Total revenues	$116,722	$87,652	$84,630

Direct operating expenses:
Lease operating	$27,383	$23,733	$21,913
Production taxes	8,100	6,262	6,006
Gain on settlement of commodity hedges	(3,719)	—	—

Total direct operating expenses	$31,764	$29,995	$27,919

Excess of revenues over direct operating expenses	$84,958	$57,657	$56,711

Operating data:
Oil (MBbls)	884	956	946
Natural gas sales (MMcf)	4,228	4,441	5,057

Total production (MBOE)	1,589	1,696	1,789
Average Sales Price:
Oil (per Bbl)	$92.97	$62.17	$56.24
Effect of oil hedges (per Bbl)	3.86	—	—

Oil net of hedging (per Bbl)	$96.83	$62.17	$56.24

Natural gas (per Mcf)	$8.16	$6.36	$6.21
Effect of natural gas hedges (per Mcf)	0.07	—	—

Natural gas net of hedging	$8.23	$6.36	$6.21

Per BOE data:
Lease operating expenses	$17.23	$13.99	$12.25
Production taxes	$5.10	$3.69	$3.36
Drilling and development capital expenditures (in thousands) (2)	$5,381	$8,269	$10,036

(1)	The results of operations for 2008 are presented on a cash basis of accounting and differ from the historical results for 2007 and 2006, which are on an accrual basis.

(2)	The Trust cannot provide any assurance that future capital expenditures will be consistent with historical levels. For example, there are no capital expenditures planned on the underlying properties in Whiting’s 2009 capital budget.

Comparison of Results of the Underlying Properties for the Year Ended December 31, 2008 and 2007
     Revenues. Oil and natural gas revenues increased $29.1 million or 33% from 2007 to 2008. Sales are a function of average sales prices and volumes sold. The average price realized for oil before the effects of hedging increased 50% from 2007 to 2008, and the average price realized for natural gas before the effects of hedging increased 28% between periods. Offsetting this increase, oil sales volumes decreased 8% or 72 MBbls between periods due to normal field production decline. Gas sales volumes also decreased 6% or 278 MMcf between periods due to normal field decline, offset by production from new wells drilled during 2008 of 65 MMcf. The rate of decline in gas production volumes from 2007 to 2008 was approximately half of the rate of decline from 2006 to 2007. Based upon the reserve report at December 31, 2008, however, oil and gas production attributable to the underlying properties is expected to decline at a year over year rate of approximately 14.4% between 2009 and 2021.
     Lease Operating Expenses. Lease operating expenses increased $3.7 million or 15% from 2007 to 2008, which was caused by higher energy costs and inflation in the cost of oil field goods and services. Energy costs increased 12% between periods, and costs of oil field goods and services increased 11% due to higher demand in the industry experienced during the first three quarters. Lease operating expenses per BOE increased from $13.99 during 2007 to $17.23 during 2008. The 23% increase on a BOE basis was caused by lower production volumes combined with the increased costs of energy and oil and field goods and services.
     Production Taxes. Production taxes are generally calculated as a percentage of oil and gas revenues. All credits and exemptions allowed in the various taxing jurisdictions are fully utilized. Production taxes for 2008 and 2007 were 6.9% and 7.1%, respectively, of oil and gas sales.
     Gain on Settlement of Commodity Hedges. Whiting entered into certain costless collar hedge contracts in which the rights to any future hedge payments made or received were conveyed to the Trust on April 30, 2008. Cash settlements relating to the conveyed hedges resulted in a gain of $3.7 million during the year ended December 31, 2008, which had the effect of increasing the average price of oil and natural gas net of hedging during 2008 by $3.86 per Bbl and $0.07 per Mcf, respectively. There were no hedges in effect on the underlying properties during 2007.
     Excess of Revenues Over Direct Operating Expenses. Excess of revenues over direct operating expenses increased $27.3 million from 2007 to 2008. The reasons for this increase included a 56% increase in oil prices net of hedging and a 29% increase in gas prices net of hedging between periods. The increased pricing was partially offset by a 6% decrease in equivalent volumes sold and higher lease operating expense and production taxes.
Comparison of Results of the Underlying Properties for the Year Ended December 31, 2007 and 2006
     Revenues. Oil and natural gas sales revenue increased $3.0 million from 2006 to 2007. Sales are a function of average sales prices and volumes sold. The average price realized for oil increased 11% from 2006 to 2007, and the average price realized for natural gas increased 2% between periods. Likewise, oil sales volumes increased 1% between periods. The acquisition of Howard Energy in August of 2006 added 41 MBbls of incremental oil production in 2007. This increase in oil production was partially offset by a decrease in 2007 oil volumes of 31 MBbls due to normal field production decline. Gas sales volumes decreased 12% or 616 MMcf between periods. Workover projects that were performed on two wells in the Permian basin had the effect of lowering the daily production rates from these wells and resulted in production declines totaling 257 MMcf from 2006 to 2007. In addition, two non-operated wells in the Gulf Coast region experienced higher than average declines in 2007. Production on the first well decreased 100 MMcf, or 34%, from 2006 to 2007, as the well produced from a strong water-drive reservoir resulting in increased water production and reduced gas production. This well is expected to continue at a similar decline rate of about 34% per year. A production decline of 65 MMcf from 2006 to 2007 on the second Gulf Coast well was due to production curtailments initiated by the operator at the field’s gas processing plant and related trunk pipeline. The remaining decrease in gas production volumes of 194 MMcf related to normal field production decline. The production decline rates for the Permian basin wells and latter Gulf Coast gas well are expected to range from 22% to 30% going forward.
     Lease Operating Expenses. Lease operating expenses increased $1.8 million from 2006 to 2007. The acquisition of Howard Energy in August of 2006 and new wells drilled added $1.4 million of incremental lease operating expense in 2007. Lease operating expense per BOE increased from $12.25 during 2006 to $13.99 during 2007. The increase of 14% on a BOE basis was caused by higher energy costs and inflation in the cost of oil field goods and services. Energy costs increased 22% between periods, and costs of oil field goods and services increased 13% due to higher demand in the industry.
     Production Taxes. Production taxes are generally calculated as a percentage of oil and gas sales revenue. All credits and exemptions allowed in the various taxing jurisdictions are fully utilized. Production taxes for 2007 and 2006 were consistent between periods at 7.1% of oil and gas sales.
     Excess of Revenues Over Direct Operating Expenses. Excess of revenues over direct operating expenses increased $0.9 million from 2006 to 2007. The reasons for this increase included an 11% increase in oil prices and a 2% increase in gas prices between periods. The increased pricing was partially offset by a 5% decrease in equivalent volumes sold and higher lease operating expense and production taxes.
Liquidity and Capital Resources
     The Trust has no source of liquidity or capital resources other than cash flows from the NPI. Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly administrative fee to Whiting pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the NPI, subject to the hedge contracts, and other sources (such as interest earned on any amounts reserved by the Trustee) that quarter, over the Trust’s liabilities for that quarter. Available funds are reduced by any cash the Trustee decides to hold as a reserve against future liabilities. The Trustee may borrow funds required to pay liabilities if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust’s liability. If the Trustee borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid.
     Income to the Trust from the NPI is based on the calculation and definitions of “gross proceeds” and “net proceeds” contained in the conveyance, the form of which is filed as an exhibit to this report, and reference is hereby made to the conveyance for the actual definitions of “gross proceeds” and “net proceeds”.
     Although capital expenditures for the testing, drilling, completion, equipping, plugging back or recompletion of any well that is a part of the underlying properties cannot be deducted from gross proceeds pursuant to the terms of the conveyance agreement, Whiting incurred capital expenditures of $5,380,760 on the underlying properties that were not deducted from gross proceeds during 2008, but which have the effect of ultimately increasing current and future period NPI net proceeds and thereby benefiting Trust unitholders.

     The Trust does not have any transactions, arrangements or other relationships with unconsolidated entities or persons that could materially affect the Trust’s liquidity or the availability of capital resources.
Off-Balance Sheet Arrangements
     The Trust has no off-balance sheet arrangements. The Trust has not guaranteed the debt of any other party, nor does the Trust have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt, losses or contingent obligations other than the commodity hedge contracts disclosed in the section “Quantitative and Qualitative Disclosures About Market Risk”.
Contractual Obligations
     Pursuant to the Trust agreement, the Trust is obligated to pay the Trustee an administrative fee of $160,000 per year, and the Trust is obligated to pay the Delaware Trustee a fee of $3,500 per year. Additionally, pursuant to the terms of the administrative services agreement with Whiting, the Trust is obligated throughout the term of the Trust to pay Whiting quarterly an administrative services fee of $50,000 for accounting, bookkeeping and informational services performed by Whiting on behalf of the Trust. The administrative services agreement will terminate upon the termination of the NPI unless earlier terminated by mutual agreement of the Trustee and Whiting.
New Accounting Pronouncements
     In December 2008, the SEC released Final Rule, Modernization of Oil and Gas Reporting. The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes. The new requirements also will allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements require companies to: (i) report the independence and qualifications of its reserves preparer or auditor; (ii) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit; and (iii) report oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices. The new disclosure requirements are effective for financial statements for fiscal years ending on or after December 31, 2009. The effect of adopting the SEC rule has not been determined, but it is not expected to have a significant effect on our reported financial position, distributable income or the disclosure in our notes to the financial statements.
Critical Accounting Policies and Estimates
     The financial statements of the Trust are significantly affected by its basis of accounting and estimates related to its oil and gas properties and proved reserves, as summarized below.
     Basis of Accounting. The Trust’s financial statements are prepared on a modified cash basis, which is a comprehensive basis of accounting other than GAAP. This method of accounting is consistent with reporting of taxable income to the Trust unitholders. The most significant differences between the Trust’s financial statements and those prepared in accordance with GAAP are:
a)	Income from net profits interest is recognized when received rather than accrued in the month of production;

b)	Trust expenses are recognized when paid rather than when incurred; and

c)	Cash reserves may be established by the Trustee for certain expenditures that would not be recorded as contingent liabilities under GAAP.
     While these statements differ from financial statements prepared in accordance with GAAP, based on the judgment of the Trustee the modified cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Trust unitholders are based on net cash receipts. This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts. For further information regarding the Trust’s basis of accounting, see Note 2 to the Financial Statements included in this Form 10-K.
     All amounts included in the Trust’s financial statements are based on cash amounts received or disbursed, or on the carrying value of the net profits interests, which was derived from the historical cost of the interests at the date of their transfer from Whiting, less accumulated amortization to date. Accordingly, there are no fair value estimates included in the financial statements based on either exchange or nonexchange trade values.
     Oil and Gas Reserves. The proved oil and gas reserves for the underlying properties are estimated by independent petroleum engineers. Reserve engineering is a subjective process that is dependent upon the quality of available data and the interpretation thereof. Estimates by different engineers often vary, sometimes significantly. In addition, physical factors such as the results of drilling, testing and production subsequent to the date of an estimate, as well as economic factors such as changes in product prices, may justify revision of such estimates. Because proved reserves are required to be estimated using prices at the date of the evaluation, estimated reserve quantities can be significantly impacted by changes in product prices. Accordingly, oil and gas quantities ultimately recovered and the timing of production may be substantially different from original estimates.
     The standardized measure of discounted future net cash flows is prepared using assumptions required by the Financial Accounting Standards Board and the Securities and Exchange Commission. Such assumptions include using year-end oil and gas prices and year-end costs for estimated future development and production expenditures. Discounted future net cash flows are calculated using a 10% rate. Changes in any of these assumptions, including consideration of other factors, could have a significant impact on the standardized measure. The standardized measure does not necessarily result in an estimate of the current fair market value of proved reserves.
     Amortization of Net Profits Interest. We amortize the investment in net profits interest using the units-of-production method. Our rate of recording amortization is dependent upon our estimates of total proved reserves, which incorporates various assumptions and future projections. If the estimates of total proved reserves decline significantly, the rate at which we record amortization expense may increase, reducing Trust corpus. Such a decline in reserves may result from lower commodity prices, which may make it uneconomic to drill for and produce higher cost fields. We are unable to predict changes in reserve quantity estimates as such quantities are dependent on future economic conditions.
     Impairment of Investment in Net Profits Interest. We review the value of our investment in net profits interest whenever the Trustee judges that events and circumstances indicate that the recorded carrying value of the investment in net profits interest may not be recoverable. Potential impairments of the investment in net profits interest are determined by comparing future net undiscounted cash flows to the net book value at the end of each period. If the net capitalized cost exceeds undiscounted future cash flows, the cost of the investment in net profits interest is written down to “fair value,” which is determined using net discounted future cash flows from the net profits interest. Different pricing assumptions or discount rates could result in a different calculated impairment.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Commodity Hedge Contracts
     The revenues derived from the underlying properties depend substantially on prevailing crude oil, natural gas and natural gas liquid prices. As a result, commodity prices also affect the amount of cash flow available for distribution to the Trust unitholders. Lower prices may also reduce the amount of oil, natural gas and natural gas liquids that Whiting can economically produce. Whiting sells the oil, natural gas and natural gas liquid production from the underlying properties under floating market price contracts each month. Whiting has entered into certain hedge contracts through December 31, 2012 to manage the exposure to crude oil and natural gas price volatility associated with revenues generated from the underlying properties and to achieve more predictable cash flow. However, these contracts limit the amount of cash available for distribution if prices increase above the fixed ceilings. The hedge contracts consist of costless collar arrangements placed with a single trading counterparty, JPMorgan Chase Bank National Association. Whiting cannot provide assurance that this trading counterparty will not become a credit risk in the future. No additional hedges are allowed to be placed on Trust assets.
     Crude oil costless collar arrangements settle based on the average of the closing settlement price for each commodity business day in the contract period. Natural gas costless collar arrangements settle based on the closing settlement price on the second to last scheduled trading day of the month prior to delivery. In a collar arrangement, the counterparty is required to make a payment to Whiting for the difference between the fixed floor price and the settlement price if the settlement price is below the fixed floor price. Whiting is required to make a payment to the counterparty for the difference between the fixed ceiling price and the settlement price if the settlement price is above the fixed ceiling price. Whiting’s crude oil and natural gas price risk management positions in collar arrangements through December 31, 2012 (which collars have the potential to affect Whiting’s future distributions to the Trust) are as follows:

	Oil Collars		Natural Gas Collars
		Weighted		Weighted
		Average Price		Average Price
	Volumes	(per Bbl)	Volumes	(per Mcf)
	(Bbls)	Floor / Ceiling	(Mcf)	Floor / Ceiling
Three Months Ending December 31, 2008	154,308	$82.00 / $131.58	686,490	$7.00 / $19.00

Three Months Ending March 31, 2009	150,354	$76.00 / $139.85	648,999	$7.00 / $22.50
Three Months Ending June 30, 2009	146,382	$76.00 / $137.55	603,789	$6.00 / $14.85
Three Months Ending September 30, 2009	142,530	$76.00 / $136.41	578,610	$6.00 / $15.60
Three Months Ending December 31, 2009	138,720	$76.00 / $135.72	556,290	$7.00 / $14.85

Three Months Ending March 31, 2010	135,252	$76.00 / $135.09	536,709	$7.00 / $18.65
Three Months Ending June 30, 2010	131,934	$76.00 / $134.85	518,619	$6.00 / $13.20
Three Months Ending September 30, 2010	128,898	$76.00 / $134.89	502,749	$6.00 / $14.00
Three Months Ending December 31, 2010	125,772	$76.00 / $135.11	488,991	$7.00 / $14.20

Three Months Ending March 31, 2011	122,934	$74.00 / $139.68	472,800	$7.00 / $17.40
Three Months Ending June 30, 2011	120,198	$74.00 / $140.08	458,109	$6.00 / $13.05
Three Months Ending September 30, 2011	117,510	$74.00 / $140.15	444,489	$6.00 / $13.65
Three Months Ending December 31, 2011	114,726	$74.00 / $140.75	428,361	$7.00 / $14.25

Three Months Ending March 31, 2012	112,236	$74.00 / $141.27	413,820	$7.00 / $15.55
Three Months Ending June 30, 2012	109,716	$74.00 / $141.73	402,609	$6.00 / $13.60
Three Months Ending September 30, 2012	107,226	$74.00 / $141.70	390,519	$6.00 / $14.45
Three Months Ending December 31, 2012	105,084	$74.00 / $142.21	379,839	$7.00 / $13.40
     The collared hedges shown above have the effect of providing a protective floor while allowing Trust unitholders to share in upward pricing movements. Consequently, while these hedges are designed to decrease exposure to price decreases, they also have the effect of limiting the benefit of price increases beyond the ceiling. For the 2009 crude oil contracts listed above, a hypothetical $1.00 change in the NYMEX price above the ceiling price or below the floor price applied to the notional amounts would cause a change in the gain (loss) on hedging activities in 2009 of $577,986 to Whiting, of which 90% would be transferred to the Trust. For the 2009 natural gas contracts listed above, a hypothetical $0.10 change in the NYMEX price above the ceiling price or below the floor price applied to the notional amounts would cause a change in the gain (loss) on hedging activities in 2009 of $238,769 to Whiting, of which 90% would be transferred to the Trust.
     The amounts received by Whiting from the hedge contract counterparty upon settlements of the hedge contracts will reduce the operating expenses related to the underlying properties in calculating the net proceeds. However, if the hedge payments received by Whiting under the hedge contracts and other non-production revenue exceed operating expenses during a quarterly period, the ability to use such excess amounts to offset operating expenses may be deferred, with interest accruing on such amounts at the prevailing money market rate, until the next quarterly period where the hedge payments and the other non-production revenue are less than such expenses. In addition, the aggregate amounts paid by Whiting on settlement of the hedge contracts will reduce the amount of net proceeds paid to the Trust.

Item 8. Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Trustees and Unit Holders of
Whiting USA Trust I
Austin, Texas
We have audited the accompanying statements of assets, liabilities and trust corpus of Whiting USA Trust I (the “Trust”) as of December 31, 2008 and 2007, and the related statements of distributable income and changes in trust corpus for the year ended December 31, 2008 and for the period from October 18, 2007 (date of inception) through December 31, 2007. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on the financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Trustee, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As described in Note 2 to the financial statements, these financial statements were prepared on a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.
In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of Whiting USA Trust I as of December 31, 2008 and 2007, and its distributable income and changes in trust corpus for the year ended December 31, 2008 and for the period from October 18, 2007 (date of inception) through December 31, 2007, on the comprehensive basis of accounting described in Note 2 to the financial statements.
DELOITTE & TOUCHE LLP
Houston, Texas
March 27, 2009

WHITING USA TRUST I
Statements of Assets, Liabilities and Trust Corpus

	December 31,
	2008	2007
ASSETS
Cash	$131,584	$10
Investment in net profits interest, net	97,798,149	—

Total assets	$97,929,733	$10

LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses	$131,574	—
Trust corpus (13,863,889 and zero Trust units issued and outstanding as of December 31, 2008 and 2007, respectively)	97,798,159	10

Total liabilities and Trust corpus	$97,929,733	$10

Statement of Distributable Income

Year Ended
December 31, 2008
Income from net profits interest	$58,281,524
General and administrative expenses	(793,443)
Cash reserves withheld for future Trust expenses	(131,574)
State income tax withholding	(376,200)

Distributable income	$56,980,307

Distributable income per unit	$4.109980

Statements of Changes in Trust Corpus

		Period from
	Year Ended	October 18, 2007
	December 31,	(inception) through
	2008	December 31, 2007
Trust corpus, beginning of period	$10	$—
Investment in net profits interest	111,223,059	10
Distributable income	56,980,307	—
Distributions to unitholders	(56,980,307)	—
Amortization of investment in net profits interest	(13,424,910)	—

Trust corpus, end of period	$97,798,159	$10

The accompanying notes are an integral part of these financial statements.

WHITING USA TRUST I
NOTES TO FINANCIAL STATEMENTS
1.	ORGANIZATION OF THE TRUST
     Formation of the Trust — Whiting USA Trust I (the “Trust”) is a statutory trust formed on October 18, 2007, under the Delaware Statutory Trust Act pursuant to a trust agreement (the “Trust agreement”) among Whiting Oil and Gas Corporation and Equity Oil Company, as trustors, The Bank of New York Trust Company, N.A., as Trustee (The Bank of New York Trust Company, N.A. being subsequently renamed The Bank of New York Mellon Trust Company, N.A., and hereinafter referred to as “Trustee”), and Wilmington Trust Company, as Delaware Trustee (the “Delaware Trustee”). The initial capitalization of the Trust estate was funded by Whiting Petroleum Corporation (“Whiting”) on November 16, 2007.
     The Trust was created to acquire and hold a term Net Profits Interest (“NPI”) for the benefit of the Trust unitholders pursuant to a conveyance to the Trust from Whiting Oil and Gas Corporation and Equity Oil Company, which are subsidiaries (the “Subsidiaries”) of Whiting. The term NPI is an interest in underlying oil and natural gas properties located in the Rocky Mountains, Mid-Continent, Permian Basin and Gulf Coast regions (the “underlying properties”). The NPI is the only asset of the Trust, other than cash held for Trust expenses and for distributions to unitholders. These oil and gas properties include interests in 3,099 gross (385.4 net) producing oil and gas wells.
     The NPI is passive in nature, and the Trustee has no management control over and no responsibility relating to the operation of the underlying properties. The NPI entitles the Trust to receive 90% of the net proceeds, which are attributable to the Trust’s interest, from the sale of production from the underlying properties. The NPI will terminate when 9.11 MMBOE have been produced from the underlying properties and sold (which amount is the equivalent of 8.20 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the NPI), and the Trust will soon thereafter wind up its affairs and terminate. These reserve quantities are projected to be produced by December 31, 2021, based on the reserve report for the underlying properties as of December 31, 2008.
     The Trustee can authorize the Trust to borrow money to pay Trust administrative or incidental expenses that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from the Trustee, Whiting, or the Delaware Trustee as a lender provided the terms of the loan are similar to the terms it would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. The Trustee may also deposit funds awaiting distribution in an account with itself and make other short-term investments with the funds distributed to the Trust.
     Initial Issuance of Trust units and Net Profits Interest Conveyance — On April 23, 2008, the registration statement on Form S-1/S-3 (Registration No. 333-147543) filed by Whiting and the Trust in connection with the initial public offering of the Trust units was declared effective by the Securities and Exchange Commission. On April 30, 2008, the Trust issued 13,863,889 Trust units to Whiting in exchange for the conveyance of the term NPI from the Subsidiaries, as discussed above. Immediately thereafter, Whiting completed an initial public offering of units of beneficial interest in the Trust, selling 11,677,500 Trust units. Whiting retained an ownership in 2,186,389 Trust units, or 15.8% of the total Trust units issued and outstanding.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Basis of Accounting — The Trust uses the modified cash basis of accounting to report Trust receipts from the term NPI and payments of expenses incurred. The term NPI is revenues (oil, gas and natural gas liquid sales) less expenses (the amount by which all royalties, lease operating expenses including well workover costs, production and property taxes, payments made by Whiting to the hedge counterparty upon settlements of hedge contracts, maintenance expenses, postproduction costs including plugging and abandonment, and producing overhead, excess hedge payments received by Whiting under hedge contracts and other non-production revenue) of the underlying properties multiplied by 90% (term NPI percentage). Actual cash receipts may vary due to timing delays of cash receipts from the property operators or purchasers and due to wellhead and pipeline volume balancing agreements or practices. The actual cash distributions of the Trust are made based on the terms of the conveyance creating the Trust’s NPI.
     The financial statements of the Trust, as prepared on a modified cash basis, reflect the Trust’s assets, liabilities, Trust corpus, earnings and distributions, as follows:
a)	Income from net profits interest is recorded when NPI distributions are received by the Trust;

b)	Distributions to Trust unitholders are recorded when paid by the Trust;

c)	Trust expenses (which include accounting, engineering, legal, and other professional fees, Trustees’ fees, and out-of-pocket expenses) and are recorded when paid;

d)	Cash reserves may be established by the Trustee for certain expenditures that would not be recorded as contingent liabilities under GAAP.

e)	Amortization of the investment in net profits interest is calculated based on the units-of- production method. Such amortization is charged directly to Trust corpus and does not affect cash earnings; and

f)	The Trust evaluates impairment of the investment in net profits interest by comparing the undiscounted cash flows expected to be realized from the investment in net profits interest to the carrying value. If the expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the investment in net profits interest. At December 31, 2008 and 2007, the Trustee believes no such impairment has occurred. The determination of whether the NPI is impaired requires a significant amount of judgment by the Trustee and is based on the best information available to the Trustee at the time of the evaluation. If market conditions continue to deteriorate, write-downs could be required in the future.
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
     Most accounting pronouncements apply to entities whose financial statements are prepared in accordance with GAAP, directing such entities to accrue or defer revenues and expenses in a period other than when such revenues were received or expenses were paid. Because the Trust’s financial statements are prepared on the modified cash basis, as described above, most accounting pronouncements are not applicable to the Trust’s financial statements.
     Concentration of Credit Risk. The underlying properties from which the NPI is derived principally sell their oil and natural gas production to end users, marketers and other purchasers that have access to nearby pipeline facilities. During 2008, sales to Teppco Crude Oil LLC and Lion Oil Company accounted for 14% and 13%, respectively, of total oil and natural gas sales related to the underlying properties. The loss of one or both of these purchasers does not present a material risk because there is significant competition among purchasers of crude oil and natural gas in the areas of the underlying properties, and if they were to lose one or both of their largest purchasers, several entities could purchase crude oil and natural gas produced from the underlying properties with little or no interruption to their business.
     The underlying properties’ oil and gas revenues, which are included in the NPI net proceeds computation, are subject to commodity hedge contracts through December 31, 2012. The hedge contracts consist of costless collar arrangements that are placed with a single trading counterparty, JPMorgan Chase Bank National Association, and there is no assurance that this trading counterparty will not become a credit risk in the future.
     Use of Estimates. The preparation of financial statements requires estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates affecting these financial statements include estimates of proved oil and gas reserves, which are used to compute the Trust’s amortization of net profits interest and its impairment assessments. Although the Trustee believes that these estimates are reasonable, actual results could differ from those estimates.
     Recent Accounting Pronouncements. In December 2008, the SEC released Final Rule, Modernization of Oil and Gas Reporting. The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes. The new requirements also will allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements require companies to: (i) report the independence and qualifications of its reserves preparer or auditor; (ii) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit; and (iii) report oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices. The new disclosure requirements are effective for financial statements for fiscal years ending on or after December 31, 2009. The effect of adopting the SEC rule has not been determined, but it is not expected to have a significant effect on the Trust’s reported financial position or distributable income.

3.	INVESTMENT IN NET PROFITS INTEREST
     The Subsidiaries of Whiting conveyed the NPI to the Trust in exchange for 13,863,889 Trust units. The investment in net profits interest was recorded at the historical cost of Whiting on April 30, 2008, the date of conveyance (except for the commodity derivatives which are reflected at their fair value as of April 30, 2008) and is calculated as follows:

Year Ended
December 31, 2008
Oil and gas properties	$178,745,843
Accumulated amortization	(45,890,986)
Commodity derivative liability	(7,588,994)
Asset retirement obligation	(1,684,686)

Net property value to be conveyed	123,581,177

Multiplied by the 90% NPI to Trust	$111,223,059

Less accumulated amortization	(13,424,910)

Investment in net profits interest, net	$97,798,149

4.	INCOME FROM NET PROFITS INTEREST
     The Trust received income from net profits interest as follows:

	Year Ended
	December 31,
	2008
Revenues:
Oil sales	$65,276,239	(a)
Natural gas sales	25,322,136	(b)

Total Revenues	$90,598,375

Costs:
Lease operating expense	$19,318,722
Production taxes	6,346,455
Commodity derivative contract settlements	175,949

Total Costs	$25,841,126

Net proceeds	$64,757,249

Net profits percentage	90%

Income from net profits interest	$58,281,524

(a)	Because of the one-month interval between the time crude oil volumes are produced and the receipt of oil sales proceeds by Whiting, oil sales for the twelve months ended December 31, 2008 (consisting of Whiting’s May 2008, August 2008 and November 2008 NPI distributions to the Trust) generally represents crude oil production from January through September of 2008.

(b)	Because of the two-month interval between the time natural gas volumes are produced and the receipt of gas sales proceeds by Whiting, natural gas sales for the twelve months ended December 31, 2008 (consisting of Whiting’s May 2008, August 2008 and November 2008 NPI distributions to the Trust) generally represents gas production from January through August of 2008.

5.	INCOME TAXES
     The Trust is a grantor trust and therefore is not subject to federal income taxes. Accordingly, no recognition has been given to federal income taxes in the Trust’s financial statements or in the Trust’s standardized measure of discounted future net cash flows. The Trust unitholders are treated as the owners of Trust income and corpus, and the entire federal taxable income of the Trust is reported by the Trust unitholders on their respective tax returns.
     For Montana state income tax purposes, Whiting must withhold from its NPI distributions, an amount equal to 6% of the net amount payable to the Trust from the sale of oil and gas in Montana. Whiting withheld $376,200 related to Montana state income taxes for the twelve months ended December 31, 2008. For North Dakota, Oklahoma, Arkansas, Michigan, New Mexico, Alabama, Louisiana, Colorado, Kansas, Utah and Mississippi, neither the Trust nor Whiting is withholding the income tax due such states on distributions made to an individual resident or nonresident Trust unitholder, as long as the Trust is taxed as a grantor trust under the Internal Revenue Code.
6.	DISTRIBUTION TO UNITHOLDERS
     Actual cash distributions to the Trust unitholders depend on the quantity of and prices received for oil, natural gas and natural gas liquids produced from the underlying properties, among other factors. Quarterly cash distributions during the term of the Trust are made by the Trustee generally no later than 60 days following the end of each quarter (or the next succeeding business day) to the Trust unitholders of record on the 50th day following the end of each quarter. Such amounts equal the excess, if any, of the cash received by the Trust during the quarter, over the expenses of the Trust paid during such quarter, subject to adjustments for changes made by the Trustee during such quarter in any cash reserves established for future expenses of the Trust.
7.	RELATED PARTY TRANSACTIONS
     During 2008, Whiting incurred $5,380,760 million of capital expenditures on the underlying properties related to the drilling and completing of oil and gas wells, capital workovers, facility upgrades and well recompletions performed to secure production from new horizons, which have the effect of ultimately increasing current and future period NPI net proceeds and thereby benefiting the Trust unitholders. Pursuant to the terms of the conveyance agreement, however, Whiting did not deduct, nor will it deduct in the future, such capital expenditures from the NPI gross proceeds or related distributions to the Trust.
     During September 2008, the Trustee determined that the Trust’s cash on hand was not sufficient to fund its current general and administrative liabilities due. Accordingly, the Trust entered into a transaction with Whiting in the ordinary course of business, whereby Whiting advanced $100,000 to the Trust on September 19, 2008. The Trust repaid Whiting the $100,000 advance on November 26, 2008 plus interest.
     As is customary in the oil and natural gas industry, Whiting deducts from the gross proceeds an overhead fee to operate those underlying properties for which Whiting is designated as the operator consistent with the applicable operating agreements. Additionally, for those underlying properties for which Whiting is designated the operator but for which there is no operating agreement covering such underlying property, Whiting deducts from the gross proceeds an overhead fee to operate the property, which fee is based on overhead charges that are calculated in the same manner Whiting allocates overhead to other similarly owned properties. The operating overhead activities include various engineering, legal, accounting and administrative functions. The Trust’s portion of the monthly charge averaged $391 per active operated well, which totaled $1,415,823 for the three distributions made during the year ended December 31, 2008. The fee is adjusted annually pursuant to COPAS guidelines and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers.
     Under the terms of the administrative services agreement, the Trust pays a quarterly administration fee of $50,000 to Whiting 60 days following the end of each calendar quarter. As the Trust uses the modified cash basis of accounting, general and administrative expenses in the Trust’s statement of distributable income for the twelve months ending December 31, 2008 include $150,000 for quarterly administrative fees paid to Whiting.
     Under the terms of the Trust agreement, the Trust pays an annual administrative fee to the Trustee of $160,000, paid in four quarterly installments of $40,000 each which is billed in arrears. Since the Trust began operations in the second quarter of 2008, no fees were charged for the first quarter of 2008. As the Trust uses the modified cash basis of accounting, general and administrative expenses in the Trust’s statement of distributable income for the twelve months ending December 31, 2008 include $80,000 for quarterly administrative fees paid to the Trustee.
8.	SUBSEQUENT EVENTS
     On February 11, 2009, the Trustee announced the Trust distribution of net profits for the fourth quarterly payment period in 2008. Unitholders of record on February 19, 2009 received a distribution amounting to $10,915,263 or $0.787316 per Trust unit on February 27, 2009. This distribution consisted of net cash proceeds of $11,147,689 paid by Whiting to the Trust, which includes cash receipts of $3,505,619 (90% of $3,895,132) on commodity derivative settlements from October 1, 2008 through December 31, 2008, less a provision of $175,000 for estimated Trust expenses and $57,426 for Montana state income tax withholdings.

9.	PROFORMA FINANCIAL STATEMENTS (UNAUDITED)
     The following unaudited pro forma statements of distributable income assume that the conveyance of the term NPI occurred on October 18, 2007, the Trust’s formation date:
WHITING USA TRUST I
Pro Forma Statements of Distributable Income

			Period from October 18,
	Year Ended		2007 (inception)
	December 31,		through December 31,
	2008		2007
Historical Results
Distributable income, as reported	$56,980,307		$—
Pro Forma Adjustments
Income from net profits interest	$17,453,677	(a)	$11,486,400	(b)
Less:
General and administrative expenses	180,000	(c)	—	(c)
State income tax withholding	102,444	(d)	86,164	(d)

Pro Forma Consolidated Results
Distributable income	$74,151,540		$11,400,236

Distributable income per unit	$5.348538		$0.822297

(a)	The Trust uses the modified cash basis of accounting, and revenues are therefore recorded when received. The pro forma statements of distributable income assume (i) that the conveyance of the term NPI occurred on October 18, 2007, and (ii) that the NPI was effective for oil and gas production from the underlying properties starting from July 1, 2007, the beginning of the third quarter of 2007. Because quarterly cash distributions to the Trust are made by the Trustee no later than 60 days following the end of each quarter, this adjustment assumes that the first quarterly NPI distribution to the Trust during 2008 would have occurred by February 29, 2008 (covering net cash proceeds received by Whiting for oil sales from October 1, 2007 through December 31, 2007 and gas sales from September 1, 2007 through November 30, 2007). Furthermore, this adjustment assumes that the second quarterly NPI distribution to the Trust during 2008 would have occurred by May 30, 2008 (covering net cash proceeds received by Whiting for oil sales from January 1, 2008 through March 31, 2008 and gas sales from December 1, 2008 through February 29, 2008). Since the Trust’s historical distributable income already includes net cash proceeds received by Whiting for oil sales from January 1, 2008 through March 31, 2008 and gas sales for January and February of 2008, this amount incrementally adjusts the Trust’s historical results for the May 30, 2008 distribution in order to include net proceeds attributable to natural gas sales for December of 2007.

(b)	The Trust uses the modified cash basis of accounting, and revenues are therefore recorded when received. The pro forma statements of distributable income assume (i) that the conveyance of the term NPI occurred on October 18, 2007, and (ii) that the NPI was effective for oil and gas production from the underlying properties starting from July 1, 2007, the beginning of the third quarter of 2007. Because the initial distribution from Whiting to the Trust is due no later than 60 days following the first quarterly period for which the NPI is effective, this adjustment assumes that the first quarterly distribution to the Trust would have been made by November 29, 2007 (covering net cash proceeds received by Whiting for oil sales from July 1, 2007 through September 30, 2007 and gas sales from July 1, 2007 through August 31, 2007).

(c)	The Trust pays a quarterly administration fee of $50,000 to Whiting 60 days following the end of each quarter. In addition, the Trust pays an annual administrative fee to the Trustee of $160,000, which is paid to the Trustee in four quarterly installments of $40,000 each and which is billed in arrears.

(d)	For Montana state income tax purposes, Whiting must withhold from its NPI distributions, an amount equal to 6% of the net amount payable to the Trust from the sale of oil and gas in Montana. For North Dakota, Oklahoma, Arkansas, Michigan, New Mexico, Alabama, Louisiana, Colorado, Kansas, Utah and Mississippi, neither the Trust nor Whiting should be required to withhold the income tax due such states on distributions made to an individual resident or nonresident Trust unitholder, as long as the Trust is taxed as a grantor trust under the Internal Revenue Code.
10. SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (UNAUDITED)
     Estimates of proved reserves attributable to the Trust and the related valuations were based 100% on reports prepared by the Trust’s independent petroleum engineers Cawley, Gillespie & Associates, Inc, Proved reserve estimates included herein conform to the definitions prescribed by the U.S. Securities and Exchange Commission. The estimates of proved reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, price changes and other factors.
     As of December 31, 2008, all of the underlying properties’ oil and gas reserves are attributable to properties within the United States. Proved reserves attributable to the Trust and related standardized measure valuations are prepared on an accrual basis, which is the basis on which Whiting and the underlying properties maintain their production records and is different from the basis on which the Trust production records are computed. The following is a summary of the changes in quantities of proved oil and gas reserves attributable to the Trust for the year ended December 31, 2008:

		Natural
	Oil	Gas
	(MBbl)	(MMcf)	MBOE
Balance — December 31, 2007 (1)	5,110	18,559	8,203
Revisions to previous estimates	(594)	3,277	(47)
Extensions and discoveries	69	197	102
Production	(800)	(3,779)	(1,430)

Balance — December 31, 2008	3,785	18,254	6,828

Proved developed reserves:
December 31, 2007 (1)	5,110	18,559	8,203

December 31, 2008	3,785	18,254	6,828

(1)	The effective date of the NPI conveyance was January 1, 2008. However the reserves are presented as of December 31, 2007.

     The standardized measure of discounted future net cash flows relating to proved oil and gas reserves and the changes in standardized measure of discounted future net cash flows relating to proved oil and gas reserves were prepared in accordance with the provisions of Statement of Financial Accounting Standard No. 69, “Disclosures about Oil and Gas Producing Activities”. Future cash inflows were computed by applying prices at year end to estimated future production. Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at year end, based on year-end costs and assuming continuation of existing economic conditions.

     The standardized measure of discounted future net cash flows relating to proved oil and gas reserves attributable to the Trust is as follows:

December 31, 2008
Future cash inflows	$227,803,219
Future production costs	(127,730,990)
Future development costs	—

Future net cash flows	$100,072,229
10% annual discount for estimated timing of cash flows	(29,525,680)

Standardized measure of discounted future net cash flows (1)	$70,546,549

(1)	No provision for federal or state income taxes has been provided because taxable income is passed through to the unitholders of the Trust.
     The changes in standardized measure of discounted future net cash flows relating to proved oil and gas reserves attributable to the Trust are as follows:

December 31, 2008
Beginning of year	$249,762,870
Sale of oil and gas produced, net of production costs	(68,219,717)
Net changes in prices and production costs	(136,572,456)
Extensions and discoveries less related costs	1,124,897
Changes in estimated future development costs, net	—
Revisions of previous quantity estimates	(525,332)
Accretion of discount	24,976,287

End of year	$70,546,549

     Average wellhead prices in effect at December 31, 2008 and 2007 inclusive of adjustments for quality and location used in determining future cash inflows related to the standardized measure calculation are as follows:

	2008	2007
Oil (per Bbl)	$36.27	$86.17
Gas (per Mcf)	$4.96	$6.33
11. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended
	June 30,	September 30,	December 31,
Year ended December 31, 2008	2008	2008	2008	Total 2008
Income from net profits interest	$14,779,037	$21,546,068	$21,956,419	$58,281,524
Distributable income	$14,382,861	$21,156,745	$21,440,701	$56,980,307
Distributions per unit	$1.037433	$1.526032	$1.546515	$4.109980
******

Report of Independent Registered Public Accounting Firm
To the Board of Directors of
Whiting Petroleum Corporation
Denver, Colorado
     We have audited the accompanying statements of historical revenues and direct operating expenses of the Underlying Properties (the “Properties”) of Whiting Petroleum Corporation (the “Company”) for each of the two years in the period ended December 31, 2007. These statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Properties are not required to have, nor were we engaged to perform, an audit of the Properties’ internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Properties’ internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     The accompanying statements were prepared for the purpose of complying with the rules and regulations of the Securities and Exchange Commission as described in the notes to the statements and are not intended to be a complete presentation of the Company’s interests in the Properties.
     In our opinion, the statements referred to above present fairly, in all material respects, the historical revenues and direct operating expenses, described in the notes, of the Properties for each of the two years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP

Denver, Colorado
March 7, 2008

UNDERLYING PROPERTIES
STATEMENTS OF HISTORICAL REVENUES
AND DIRECT OPERATING EXPENSES

	2007	2006
Revenues:
Oil sales	$59,428,424	$53,232,066
Natural gas sales	28,224,189	31,397,455

Total revenues	87,652,613	84,629,521

Direct operating expenses:
Lease operating	23,733,082	21,912,702
Production taxes	6,262,267	6,006,308

Total direct operating expense	29,995,349	27,919,010

Excess of revenues over direct operating expense	$57,657,264	$56,710,511

The accompanying notes are an integral part of these statements

UNDERLYING PROPERTIES
NOTES TO STATEMENTS OF HISTORICAL REVENUES
AND DIRECT OPERATING EXPENSES
1.	UNDERLYING PROPERTIES
     The underlying properties are net interests in oil and natural gas producing properties owned by Whiting Petroleum Corporation’s wholly-owned subsidiaries Whiting Oil and Gas Corporation and Equity Oil Company (“Whiting”) and located in mature producing fields that have established production profiles in the Rocky Mountains, Mid-Continent, Permian Basin and Gulf Coast regions of the United States. Immediately prior to the closing of the initial public offering of units of beneficial interest in Whiting USA Trust I (the “Trust”), Whiting conveyed to the Trust the right to receive 90% of the term net proceeds from these underlying properties (“Net Profits Interest”), with Whiting retaining title to the underlying properties.
     In August 2006, Whiting acquired interests in several producing properties in Michigan, thereby adding proved reserves for the underlying properties. The accompanying statements include the historical revenues and direct operating expenses from the acquired properties beginning August 15, 2006.
2.	BASIS OF PRESENTATION
     The accompanying statements of historical revenues and direct operating expenses of the underlying properties were derived from the historical accounting records of Whiting and are presented on the accrual basis of accounting before the effects of conveyance of the Net Profits Interest. Revenue from oil, natural gas and natural gas liquid sales is recognized when sold. The statements do not include depreciation, depletion and amortization, general and administrative expenses, interest expense or other expenses of an indirect nature. Such amounts may not be representative of future operations.
     Historical financial statements representing financial position, results of operations and cash flows required by generally accepted accounting principles are not presented as such information is not readily available on an individual property basis, and full historical financial statements are not relevant since the Net Profits Interest conveyance was valued by the Trust at Whiting’s historical cost. The statements of historical revenues and direct operating expenses are presented in accordance with Staff Accounting Bulletin Topic 2-D, Financial Statements of Oil and Gas Exchange Offers.
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Items subject to such estimates and assumptions include accrued revenue and expenses and oil and gas reserves, which are used to derive the standardized measure of discounted future net cash flows. Although management believes these estimates are reasonable, actual results could differ from these estimates.
     The underlying properties are exposed to credit risk in the event of nonpayment by counterparties, a significant portion of which are concentrated in energy related industries. The creditworthiness of customers and other counterparties is subject to continuing review, including the use of master netting agreements, where appropriate. During 2007, sales to Teppco Crude Oil LLC and Lion Oil Company accounted for 13% and 11%, respectively, of the underlying properties’ total oil and natural gas sales. During 2006, sales to Teppco Crude Oil LLC and Lion Oil Company accounted for 13% and 10%, respectively, of the underlying properties’ total oil and natural gas sales.
3.	SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (UNAUDITED)
     The estimates of proved reserves and related valuations were based 100% on reports prepared by Cawley, Gillespie & Associates, Inc., independent petroleum engineers. Proved reserve estimates included herein conform to the definitions prescribed by the U.S. Securities and Exchange Commission. The estimates of proved reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, price changes and other factors.
     As of December 31, 2007, all of the underlying properties’ oil and gas reserves are attributable to properties within the United States. A summary of the changes in quantities of proved oil and gas reserves for the years ended December 31, 2007 and 2006 are as follows:

	Oil	Natural Gas
	(MBbl)	(MMcf)
Balance — December 31, 2005	10,049	39,005
Revisions to previous estimates	(657)	(5,080)
Purchases of minerals in place	365	1,497
Extensions and discoveries	44	1,525
Production	(946)	(5,057)

Balance — December 31, 2006	8,855	31,890
Revisions to previous estimates	1,071	198
Extensions and discoveries	64	1,276
Production	(956)	(4,441)

Balance — December 31, 2007	9,034	28,923

Proved developed reserves:
December 31, 2006	8,849	31,546

December 31, 2007	9,034	28,923

     As of December 31, 2007, upward revisions to proved oil reserves of 1,071 MBbl mainly related to longer economic lives for the majority of oil wells due to higher year-end prices being used in proved reserve estimates. Average wellhead oil prices in effect at December 31, 2007 were $86.17 per barrel as compared to $53.18 per barrel at December 31, 2006. In addition, 18 successful wells were drilled during 2007 that added 1,276 MMcf of proved natural gas reserves and 64 MBbl of oil reserves.
     As of December 31, 2006, downward revisions to proved natural gas reserves totaled 5,080 MMcf. Of this amount, 3,180 MMcf related to shorter economic lives for the majority of gas wells due to lower year-end gas prices being used in proved reserve estimates. Average wellhead gas prices in effect at December 31, 2006 were $4.85 per Mcf as compared to $7.37 per Mcf at December 31, 2005. In addition, production from two non-operated gas wells in Colorado and two gas wells in Texas declined more steeply than anticipated during 2006, resulting in downward adjustments to proved natural gas reserves totaling 1,900 MMcf for these four wells. During 2006, 13 successful wells were drilled, which resulted in proved reserve extensions and discoveries of 1,525 MMcf for natural gas and 44 MBbl for oil.
     The standardized measure of discounted future net cash flows relating to proved oil and gas reserves and the changes in standardized measure of discounted future net cash flows relating to proved oil and gas reserves were prepared in accordance with the provisions of Statement of Financial Accounting Standard No. 69, “Disclosures about Oil and Gas Producing Activities”. Future cash inflows were computed by applying prices at year end to estimated future production. Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at year end, based on year-end costs and assuming continuation of existing economic conditions. The standardized measure of discounted future net cash flows relating to proved oil and gas reserves are as follows:

	December 31,
	2007	2006
Future cash inflows	$894,097,662	$581,795,502
Future production costs	(350,636,849)	(242,881,527)
Future development costs	—	(1,001,883)

Future net cash flows	543,460,813	337,912,092
10% annual discount for estimated timing of cash flows	(232,013,542)	(138,248,412)

Standardized measure of discounted future net cash flows (1)	$311,447,271	$199,663,680

(1)	No provision for federal or state income taxes has been provided for in the calculation because taxable income is passed through to the unitholders of the Trust.
     The changes in standardized measure of discounted future net cash flows relating to proved oil and gas reserves are as follows:

	December 31,
	2007	2006
Beginning of year	$199,663,680	$278,693,305
Sale of oil and gas produced, net of production costs	(57,657,264)	(56,710,511)
Net changes in prices and production costs	119,875,102	(42,923,944)
Extensions and discoveries less related costs	5,841,631	3,512,988
Changes in estimated future development costs, net	447,534	(301,362)
Purchases of minerals in place	—	7,240,015
Revisions of previous quantity estimates	23,310,220	(17,716,142)
Accretion of discount	19,966,368	27,869,331

End of year	$311,447,271	$199,663,680

     Average wellhead prices in effect at December 31, 2007 and 2006 inclusive of adjustments for quality and location used in determining future cash inflows related to the standardized measure calculation are as follows:

	2007	2006
Oil (per Bbl)	$86.17	$53.18
Gas (per Mcf)	$6.33	$4.85

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.
Item 9A. Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures. The Trustee maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations promulgated by the SEC. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by Whiting to The Bank of New York Mellon Trust Company, N.A., as Trustee of the Trust, and its employees who participate in the preparation of the Trust’s periodic reports as appropriate to allow timely decisions regarding required disclosure.
     As of the end of the period covered by this report, the Trustee carried out an evaluation of the Trustee’s disclosure controls and procedures. Mike Ulrich, as Trust Officer of the Trustee, has concluded that the disclosure controls and procedures of the Trust are effective.
     Due to the contractual arrangements of (i) the Trust agreement and (ii) the conveyance of the NPI, the Trustee relies on (A) information provided by Whiting, including historical operating data, plans for future operating and capital expenditures, reserve information and information relating to projected production, and (B) conclusions and reports regarding reserves by the Trust’s independent reserve engineers. See Risk Factors “The Trust and the Trust unitholders have no voting or managerial rights with respect to the underlying properties. As a result, Trust unitholders have no ability to influence the operation of the underlying properties” and “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations”, for a description of certain risks relating to these arrangements and reliance on information when reported by Whiting to the Trustee and recorded in the Trust’s results of operation.
     Changes in Internal Control over Financial Reporting. During the quarter ended December 31, 2008, there has been no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Whiting.
     This Form 10-K does not include a report of the Trust’s assessment regarding internal control over financial reporting or an attestation report of the Trust’s registered public accounting firm due to a transition period established by rules of the SEC for newly public entities.
Item 9B. Other Information.
     None.

PART III
Item 10. Directors and Executive Officers of the Registrant
     The Trust has no directors or executive officers. The Trustee is a corporate trustee that may be removed by the affirmative vote of the holders of not less than a majority of the outstanding Trust units at a meeting at which a quorum is present.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Exchange Act of 1934 requires the holders of more than 10 percent of the Trust units to file with the SEC reports regarding their ownership and changes in ownership of the Trust units. The Trustee is not aware of any 10 percent unitholder having failed to comply with all Section 16(a) filing requirements in 2008.
Audit Committee and Nominating Committee
     Because the Trust does not have a board of directors, it does not have an audit committee, an audit committee financial expert or a nominating committee.
Code of Ethics
     The Trust does not have a principal executive officer, principal financial officer, principal accounting officer or controller and, therefore, has not adopted a code of ethics applicable to such persons. However, employees of the Trustee must comply with the bank’s code of ethics.
Item 11. Executive Compensation.
     During the year ended December 31, 2008, the Trustee received administrative fees from the Trust in the amount of $80,000. The Trust does not have any executive officers, directors or employees. Because the Trust does not have a board of directors, it does not have a compensation committee.
Item 12. Security Ownership of Certain Beneficial Owners and Management
(a) Security Ownership of Certain Beneficial Owners.
     Based on filings with the SEC, the Trustee is not aware of any holders of 5% or more of the units except as set forth below. The following information has been obtained from filings with the SEC on Schedule 13G.

	Trust Units
	Beneficially	Percent of
Beneficial Owner	Owned	Class
Whiting Petroleum Corporation
1700 Broadway, Suite 2300
Denver, CO 80290-2300	2,186,389	15.8%
(b) Security Ownership of Management.
     Not applicable.

(c) Changes in Control.
     The registrant knows of no arrangement, including any pledge by any person of securities of the registrant or any of its parents, the operation of which may at a subsequent date result in a change of control of the registrant.
Item 13. Certain Relationships and Related Transactions
     During September 2008, the Trustee determined that the Trust’s cash on hand was not sufficient to fund its current general and administrative liabilities due. Accordingly, the Trust entered into a transaction with Whiting in the ordinary course of business, whereby Whiting advanced $100,000 to the Trust on September 19, 2008, and the Trust repaid Whiting the $100,000 advance on November 26, 2008 plus interest.
     Under the terms of the Trust agreement, the Trust pays an annual administrative fee to the Trustee of $160,000, paid in four quarterly installments of $40,000 each and is billed in arrears. Since the Trust began operations in the second quarter of 2008, no fees were charged for the first quarter of 2008. As the Trust uses the modified cash basis of accounting, general and administrative expenses in the Trust’s statements of distributable income for the year ending December 31, 2008 includes $80,000 for quarterly administrative fees paid to the Trustee.
Overhead Fee
     As is customary in the oil and natural gas industry, Whiting deducts from the gross proceeds an overhead fee to operate those underlying properties for which Whiting is designated as the operator consistent with the applicable operating agreements. Additionally, for those underlying properties for which Whiting is designated the operator but for which there is no operating agreement covering such underlying property, Whiting deducts from the gross proceeds an overhead fee to operate the property, which fee is based on overhead charges that are calculated in the same manner Whiting allocates overhead to other similarly owned properties. The operating overhead activities include various engineering, legal, accounting and administrative functions. The Trust’s portion of the monthly charge averaged $391 per active operated well, which totaled $1,415,823 for the three distributions made during the year ended December 31, 2008. The fee is adjusted annually pursuant to COPAS guidelines and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers..
Administrative Services Agreement
     The Trust has entered into an administrative services agreement with Whiting that obligates the Trust, throughout the term of the Trust, to pay to Whiting each quarter an administrative services fee for accounting, bookkeeping and informational services performed by Whiting on behalf of the Trust relating to the net profits interest. Under the terms of the administrative services agreement, the Trust pays a quarterly administration fee to Whiting of $50,000 60 days following the end of each calendar quarter. As the Trust uses the modified cash basis of accounting, general and administrative expenses the Trust’s statements of distributable income for the 12 months ending December 31, 2008 include a total of $150,000 for three quarterly administrative fees were paid to Whiting.
     The administrative services agreement will terminate upon the termination of the net profits interest unless earlier terminated by mutual agreement of the Trustee and Whiting.

Registration Rights
     The Trust entered into a registration rights agreement with Whiting in connection with Whiting’s conveyance to the Trust of the net profits interest. In the registration rights agreement, the Trust agreed, for the benefit of Whiting and any transferee of its Trust units (each, a “holder”), to register the Trust units it holds. Specifically, the Trust agreed:
•	to use its reasonable best efforts to file a registration statement, including, if so requested, a shelf registration statement, with the SEC as promptly as practicable following receipt of a notice requesting the filing of a registration statement from holders representing a majority of the then outstanding registrable Trust units;

•	to use its reasonable best efforts to cause the registration statement or shelf registration statement to be declared effective under the Securities Act as promptly as practicable after the filing thereof; and notice requesting the filing of a registration statement from holders representing a majority of the then outstanding registrable Trust units;

•	to continuously maintain the effectiveness of the registration statement under the Securities Act for 90 days (or for three years if a shelf registration statement is requested) after the effectiveness thereof or until the Trust units covered by the registration statement have been sold pursuant to such registration statement or until all registrable Trust units:

•	have been sold pursuant to Rule 144 under the Securities Act if the transferee thereof does not receive “restricted securities;” or

•	have been sold in a private transaction in which the transferor’s rights under the registration rights agreement are not assigned to the transferee of the Trust units.
     The holders will have the right to require the Trust to file up to three registration statements and will have piggyback registration rights in certain circumstances.
     In connection with the preparation and filing of any registration statement, Whiting will bear all costs and expenses incidental to any registration statement, excluding certain internal expenses of the Trust, which will be borne by the Trust, and any underwriting discounts and commissions, which will be borne by the seller of the Trust units.

Item 14. Principal Accountant Fees and Services.
     The Trust does not have an audit committee. Any pre-approval and approval of all services performed by the principal auditor or any other professional service firms and related fees are granted by the Trustee. The Trustee has appointed Deloitte & Touche, LLP, the member firm of Deloitte & Touche Tohmatsu, and their respective affiliates (collectively “Deloitte”) as the independent registered public accounting firm to audit the Trust’s financial statements for the fiscal year ending December 31, 2009. During fiscal 2008, Deloitte served as the Trust’s independent registered public accounting firm and also provided certain tax services.
     The following table presents the aggregate fees billed to the Trust for the fiscal years ended December 31, 2008 and 2007 by Deloitte:

	2008	2007
Audit fees (1)	$175,000	$—
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total fees	$175,000	$—

(1)	Fees for audit services in 2008 consisted of the audit of the Trust’s annual financial statements and reviews of the Trust’s quarterly financial statements.

PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a)(1) Financial Statements
     The following financial statements are set forth under “Financial Statements and Supplementary Data” of this Form 10-K on the pages indicated:

Page in this
Form 10-K
Whiting USA Trust I
Financial Statements — as of December 31, 2008 and 2007 and for the Year ended December 31, 2008 and the Period from October 18, 2007 (inception) through December 31, 2007
Report of Independent Registered Public Accounting Firm	45
Assets and Trust Corpus	46
Statement of Distributable Income	46
Statement of Changes in Trust Corpus	46
Notes to Financial Statements	47
Underlying Properties of Whiting Petroleum Corporation Statements of Historical Revenues and Direct Operating Expenses - for the Years ended December 31, 2007 and 2006
Report of Independent Registered Public Accounting Firm	56
Statements of Historical Revenues and Direct Operating Expenses	57
Notes to Financial Statements	58
     (a)(2) Schedules
     Schedules have been omitted because they are not required, not applicable or the information required has been included elsewhere herein.
     (a)(3) Exhibits
     See Exhibit Index

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHITING USA TRUST I

By	THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A.

By:	/s/ MIKE ULRICH

Mike Ulrich
Vice President
March 27 , 2009
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

Appendix A
Cawley, Gillespie & Associates, Inc.
PETROLEUM CONSULTANTS

1000 LOUISIANA STREET, SUITE 625	306 WEST SEVENTH STREET, SUITE 302	9601 AMBERGLEN BLVD., SUITE 117
HOUSTON, TEXAS 77002-5008	FORT WORTH, TEXAS 76102-4987	AUSTIN, TEXAS 78729-1106
713-651-9944	817-336-2461	512-249-7000
FAX 713-651-9980	FAX 817-877-3728	FAX 512-233-2618
January 12, 2009
Whiting USA Trust I
1700 Broadway, Suite 2300
Denver, Colorado 80290-2300

Re:	Evaluation Summary – SEC Price
Whiting USA Trust I Interests
Proved Producing Reserves
Certain Properties Located in Various States
As of December 31, 2008

Pursuant to the Guidelines of the Securities and
Exchange Commission for Reporting Corporate
Reserves and Future Net Revenue
Gentlemen:
     As requested, we are submitting our estimates of proved producing reserves and forecasts of economics attributable to the underlying properties, from which a net profits interest has been formed and conveyed by Whiting Petroleum Corporation to the Whiting USA Trust I. These certain oil properties are located in North Dakota, Texas, Oklahoma, Arkansas, Montana, Wyoming, Michigan, New Mexico, Alabama, Louisiana, Colorado, Kansas, Utah and Mississippi. Also included in the table below are the proved reserves attributable to the same underlying properties estimated to be produced by December 31, 2021, which is the estimated date of termination for Whiting USA Trust I. This report includes results for an SEC pricing scenario. The results of this evaluation are presented in the accompanying tabulations, with a composite summary presented below:

		Proved Developed Producing
		Underlying	Underlying Properties
		Properties	Reserves Estimated to be Produced
Net Reserves		Full Economic Life	By December 31, 2021
Oil	- Mbbl	4,542.9	3,911.3
Gas	- MMcf	24,931.5	20,282.0
NGL	- Mbbl	334.0	294.6
Equivalent*	- Mbbl	9,032.1	7,586.3
Revenue
Oil	- M$	170,540.0	146,242.3
Gas	- M$	124,158.4	100,546.3
NGL	- M$	7,194.5	6,326.1
Other	- M$	0.0	0.0
Severance Taxes	- M$	24,211.5	19,940.2
Ad Valorem Taxes	- M$	2,502.0	2,122.4
Operating Expenses	- M$	146,196.8	119,860.8
Investments	- M$	0.0	0.0
Net Operating Income	- M$	128,982.7	111,191.4
Discounted @ 10%	- M$	81,495.3	78,385.1

*	Calculated based on an energy equivalent that one Bbl of crude oil equals six Mcf of natural gas and one Bbl of crude oil equals one Bbl of natural gas liquids.

A-1

Whiting USA Trust I
January 12, 2009

The discounted cash flow value shown above should not be construed to represent an estimate of the fair market value by Cawley, Gillespie & Associates, Inc.
Hydrocarbon Pricing
     As requested for the SEC scenario, initial oil and gas prices of $44.60 per bbl Nymex WTI and $5.63 per MMbtu Nymex Henry Hub were adjusted individually to WTI posted pricing at $41.30 per bbl and Houston Ship Channel pricing at $5.03 per MMbtu, as of December 31, 2008. Prices were not escalated in the SEC scenario. Oil price differentials, gas price differentials and heating values were applied as furnished by your office.
Expenses and Taxes
     Lease operating expenses and Ad Valorem tax values were forecast as provided by your office. Lease operating expenses were held constant in accordance with SEC guidelines. Severance tax rates were applied at normal state percentages of oil and gas revenue.
Miscellaneous
     An on-site field inspection of the properties has not been performed. The mechanical operation or conditions of the wells and their related facilities have not been examined nor have the wells been tested by Cawley, Gillespie & Associates, Inc. Possible environmental liability related to the properties has not been investigated nor considered. The cost of plugging and the salvage value of equipment at abandonment have not been included.
     The proved reserve classifications used conform to the criteria of the Securities and Exchange Commission (“SEC”). The reserves and economics are predicated on regulatory agency classifications, rules, policies, laws, taxes and royalties in effect as noted herein. The possible effects of changes in legislation or other Federal or State restrictive actions have not been considered. All reserve estimates represent our best judgment based on data available at the time of preparation, and assumptions as to future economic and regulatory conditions. It should be realized that the reserves actually recovered, the revenue derived therefrom and the actual cost incurred could be more or less than the estimated amounts.
     The reserve estimates were based on interpretations of factual data furnished by your office. Production data, gas prices, gas price differentials, expense data, tax values and ownership interests were also supplied by you and were accepted as furnished. To some extent information from public records has been used to check and/or supplement these data. The basic engineering and geological data were subject to third party reservations and qualifications. Nothing has come to our attention, however, that would cause us to believe that we are not justified in relying on such data.

Yours very truly,

Robert D. Ravnaas, P.E.
Executive Vice President

A-2

INDEX TO EXHIBITS

Exhibit
Number		Description

3.1	—	Certificate of Trust of Whiting USA Trust I (Incorporated herein by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (Registration No. 333-147543))

3.2	—	Amended and Restated Trust Agreement, dated April 30, 2008, among Whiting Oil and Gas Corporation, Equity Oil Company, The Bank of New York Mellon Trust Company, N.A. (formerly known as (f/k/a) The Bank of New York Trust Co., N.A.) as Trustee and Wilmington Trust Company as Delaware Trustee. (Incorporated herein by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed on April 30, 2008 (File No. 001-34026))

10.1	—	Conveyance of Net Profits Interest, dated April 30, 2008, from Whiting Oil and Gas Corporation and Equity Oil Company to The Bank of New York Mellon Trust Company, N.A. (f/k/a The Bank of New York Trust Co., N.A.) as Trustee of Whiting USA Trust I. (Incorporated herein by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on April 30, 2008 (File No. 001-34026))

10.2	—	Administrative Services Agreement, dated April 30, 2008, by and between Whiting Oil and Gas Corporation and The Bank of New York Mellon Trust Company, N.A. (f/k/a The Bank of New York Trust Co., N.A.) as Trustee of Whiting USA Trust I. (Incorporated herein by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed on April 30, 2008 (File No. 001-34026))

10.3	—	Registration Rights Agreement, dated April 30, 2008, by and between Whiting Petroleum Corporation and The Bank of New York Mellon Trust Company, N.A. (f/k/a The Bank of New York Trust Co., N.A.) as Trustee of Whiting USA Trust I. (Incorporated herein by reference to Exhibit 10.3 to the Trust’s Current Report on Form 8-K filed on April 30, 2008 (File No. 001-34026))

31*	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed Herewith