Form 10-Q
period 2009-03-31
WHITING USA TRUST I
filed 2009-05-14
CIK 1417003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from                      to
Commission File Number: 001-34026

WHITING USA TRUST I
(Exact name of registrant as specified in its charter)

Delaware	26-6053936
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

The Bank of New York Mellon Trust Company, N.A., Trustee Global Corporate Trust 919 Congress Avenue Austin, Texas	78701
(Address of principal executive offices)	(Zip Code)
1-800-852-1422
(Registrant’s telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
      Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
      As of May 1, 2009, 13,863,889 Units of Beneficial Interest in Whiting USA Trust I were outstanding.

GLOSSARY OF CERTAIN OIL AND NATURAL GAS TERMS
The following are definitions of significant terms used in this report:
Bbl — One stock tank barrel, or 42 U.S. gallons liquid volume, used in this report in reference to oil and other liquid hydrocarbons.
BOE — One stock tank barrel equivalent of oil, calculated by converting natural gas volumes to equivalent oil barrels at a ratio of six Mcf to one Bbl of oil.
Completion — The installation of permanent equipment for the production of oil or natural gas, or in the case of a dry hole, the reporting of abandonment to the appropriate agency.
COPAS — The Council of Petroleum Accountants Societies.
Costless collar — An options position where the proceeds from the sale of a call option fund the purchase of a put option.
GAAP— Generally accepted accounting principles in the United States of America.
Mcf— One thousand cubic feet of natural gas.
MBOE — One thousand BOE.
MMBOE— One million BOE.
Net Profits Interest (NPI) — A nonoperating interest that creates a share in gross production from an operating or working interest in oil and natural gas properties. The share is measured by net profits from the sale of production after deducting costs associated with that production
Plugging and abandonment— Refers to the sealing off of fluids in the strata penetrated by a well so that the fluids from one stratum will not escape into another or to the surface. Regulations of many states require plugging of abandoned wells.
Recompletion — The completion for production of an existing well bore in another formation from which that well has been previously completed.
SEC— The United States Securities and Exchange Commission.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
WHITING USA TRUST I
Statements of Assets, Liabilities and Trust Corpus
(Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
Cash and short-term investments	$11,766	$131,584
Investment in net profits interest, net	93,239,289	97,798,149

Total assets	$93,251,055	$97,929,733

LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses	$11,756	$131,574
Trust corpus (13,863,889 Trust units issued and outstanding)	93,239,299	97,798,159

Total liabilities and Trust corpus	$93,251,055	$97,929,733

Statement of Distributable Income
(Unaudited)

Three Months
Ended
March 31, 2009
Income from net profits interest	$11,147,689
General and administrative expenses	(294,818)
Cash reserves used for current Trust expenses	119,818
State income tax withholding	(57,426)

Distributable income	$10,915,263

Distributable income per unit	$0.787316

Statements of Changes in Trust Corpus
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Trust corpus, beginning of period	$97,798,159	$10
Distributable income	10,915,263	—
Distributions to unitholders	(10,915,263)	—
Amortization of investment in net profits interest	(4,558,860)	—

Trust corpus, end of period	$93,239,299	$10

The accompanying notes are an integral part of these financial statements.

WHITING USA TRUST I
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
1. ORGANIZATION OF THE TRUST
Formation of the Trust — Whiting USA Trust I (the “Trust”) is a statutory trust formed in October 2007 under the Delaware Statutory Trust Act, pursuant to a trust agreement (the “Trust agreement”) among Whiting Oil and Gas Corporation and Equity Oil Company, as trustors, The Bank of New York Trust Company, N.A., as Trustee (The Bank of New York Trust Company, N.A. being subsequently renamed The Bank of New York Mellon Trust Company, N.A., and hereinafter referred to as “Trustee”), and Wilmington Trust Company, as Delaware Trustee (the “Delaware Trustee”). The initial capitalization of the Trust estate was funded by Whiting Petroleum Corporation (“Whiting”) in November 2007.
The Trust was created to acquire and hold a term net profits interest (“NPI”) for the benefit of the Trust unitholders pursuant to a conveyance to the Trust from Whiting Oil and Gas Corporation and Equity Oil Company, which are subsidiaries (the “Subsidiaries”) of Whiting. The term NPI is an interest in underlying oil and natural gas properties located in the Rocky Mountains, Mid-Continent, Permian Basin and Gulf Coast regions (the “underlying properties”). The NPI is the only asset of the Trust, other than cash held for Trust expenses. These oil and gas properties include interests in 3,099 gross (385.4 net) producing oil and gas wells.
The NPI is passive in nature, and the Trustee has no management control over and no responsibility relating to the operation of the underlying properties. The NPI entitles the Trust to receive 90% of the net proceeds from the sale of production from the underlying properties. The NPI will terminate when 9.11 MMBOE have been produced from the underlying properties and sold (which amount is the equivalent of 8.20 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the NPI), and the Trust will soon thereafter wind up its affairs and terminate. These reserve quantities are projected to be produced by December 31, 2021, based on the reserve report for the underlying properties as of December 31, 2008.
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
Initial Issuance of Trust units and Net Profits Interest Conveyance — In April 2008, the registration statement on Form S-1/S-3 (Registration No. 333-147543) filed by Whiting and the Trust in connection with the initial public offering of the Trust units was declared effective by the SEC. Subsequently, the Trust issued 13,863,889 Trust units to Whiting in exchange for the conveyance of the term NPI from the Subsidiaries, as discussed above. Immediately thereafter, Whiting completed an initial public offering of units of beneficial interest in the Trust, selling 11,677,500 Trust units to the public. Whiting retained an ownership in 2,186,389 Trust units, or 15.8% of the total Trust units issued and outstanding.
2. BASIS OF ACCOUNTING
Interim Financial Statements — The accompanying unaudited financial information has been prepared by the Trustee in accordance with the instructions to Form 10-Q. The accompanying financial information is prepared on a comprehensive basis of accounting other than GAAP. The Trustee believes that the information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are of a normal and recurring nature. The Trust’s 2008 Annual Report on Form 10-K includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.
Term Net Profits Interest — The Trust uses the modified cash basis of accounting to report Trust receipts from the term NPI and payments of expenses incurred. The term NPI entitles the Trust to receive revenues (oil, gas and natural gas liquid sales) less expenses (the amount by which all royalties, lease operating expenses including well workover costs, production and property taxes, payments made by Whiting to the hedge counterparty upon settlements of hedge contracts, maintenance expenses, postproduction costs including plugging and abandonment, and producing overhead, exceed hedge payments received by Whiting under hedge contracts and other non-production revenue) of the underlying properties multiplied by 90% (term NPI percentage). Actual cash receipts may vary due to timing delays of cash receipts from the property operators or purchasers and due to wellhead and pipeline volume balancing agreements or practices. The actual cash distributions of the Trust are made based on the terms of the conveyance creating the Trust’s NPI.
Modified Cash Basis of Accounting — The financial statements of the Trust, as prepared on a modified cash basis, reflect the Trust’s assets, liabilities, Trust corpus, earnings and distributions, as follows:
a)	Income from net profits interest is recorded when NPI distributions are received by the Trust;

b)	Distributions to Trust unitholders are recorded when paid by the Trust;

c)	Trust expenses (which include accounting, engineering, legal, and other professional fees, Trustees’ fees, and out-of-pocket expenses) are recorded when paid;

d)	Cash reserves may be established by the Trustee for certain expenditures that would not be recorded as contingent liabilities under GAAP;

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
While these statements differ from financial statements prepared in accordance with GAAP, the modified cash basis of reporting revenues and distributions is considered the most meaningful because quarterly distributions to the Trust unitholders are based on net cash receipts. This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the SEC as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.
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
Recent Accounting Pronouncements— On December 31, 2008, the SEC published the final rules and interpretations updating its oil and gas reporting requirements. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations. Key revisions include the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, permitting disclosure of probable and possible reserves, and changes to the pricing used to determine reserves in that companies must use a 12-month average price. The average is calculated using the first-day-of-the-month price for each of the 12 months that make up the reporting period. The SEC will require companies to comply with the amended disclosure requirements for registration statements filed after January 1, 2010, and for annual reports for fiscal years ending on or after December 31, 2009. Early adoption is not permitted. The Trust is currently assessing the impact that the adoption will have on its disclosures, operating results, statement of financial position and statement of cash flows.
3. INVESTMENT IN NET PROFITS INTEREST
The Subsidiaries of Whiting conveyed the NPI to the Trust in exchange for 13,863,889 Trust units. The investment in net profits interest was valued on April 30, 2008, the date of conveyance, and was determined to be $123,581,177, of which $111,223,059 (90% of the NPI) was attributed to the Trust. As of March 31, 2009 and December 31, 2008, accumulated amortization of the investment in net profits interest was $17,983,770 and $13,424,910, respectively.
4. INCOME FROM NET PROFITS INTEREST
The Trust was formed in October 2007. The conveyance of the NPI, however, did not occur until April 2008. As a result, the Trust did not recognize any income or make any distributions during the first quarter of 2008. For the three-month period ended March 31, 2009, the Trust received income from net profits interest as follows:

Revenues:
Oil sales	$11,650,041	(a)
Natural gas sales	5,436,645	(b)

Total revenues	$17,086,686

Costs:
Lease operating expenses	$7,461,774
Production taxes	1,133,723
Cash settlements received on commodity derivative contracts	(3,895,132)

Total costs	$4,700,365

Net proceeds	$12,386,321
Net profits percentage	90%

Income from net profits interest	$11,147,689

(a)	Because of the one-month interval between the time crude oil volumes are produced and the receipt of oil sales proceeds by Whiting, oil sales for the three months ended March 31, 2009 (consisting of Whiting’s February 2009 NPI distribution to the Trust) generally represents crude oil production from October through December 2008.

(b)	Because of the two-month interval between the time natural gas volumes are produced and the receipt of natural gas sales proceeds by Whiting, gas sales for the three months ended March 31, 2009 (consisting of Whiting’s February 2009 NPI remittance to the Trust) generally represents gas production from September through November 2008.
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
For Montana state income tax purposes, Whiting must withhold from the NPI payable to the Trust, an amount equal to 6% of the net amount payable to the Trust from the sale of oil and gas in Montana. Whiting withheld $57,426 related to Montana state income taxes for the three months ended March 31, 2009. For North Dakota, Oklahoma, Arkansas, Michigan, New Mexico, Alabama, Louisiana, Colorado, Kansas, Utah and Mississippi, neither the Trust nor Whiting is withholding the income tax due such states on distributions made to an individual resident or nonresident Trust unitholder, as long as the Trust is taxed as a grantor trust under the Internal Revenue Code.
6. DISTRIBUTION TO UNITHOLDERS
Actual cash distributions to the Trust unitholders depend upon the quantity of and prices received for oil, natural gas and natural gas liquids produced from the underlying properties, among other factors. Quarterly cash distributions during the term of the Trust will be made by the Trustee no later than 60 days following the end of each quarter (or the next succeeding business day) to the Trust unitholders of record on the 50th day following the end of each quarter. Such amounts will be equal to the excess, if any, of the cash received by the Trust during the quarter, over the expenses of the Trust paid during such quarter, subject to adjustments for changes made by the Trustee during such quarter in any cash reserves established for future expenses of the Trust.
7. RELATED PARTY TRANSACTIONS
Capital Expenditures — During the three months ended March 31, 2009, Whiting incurred $735,629 of capital expenditures on the underlying properties related to the drilling and completing of oil and gas wells, capital workovers, facility upgrades and well recompletions performed to secure production from new horizons, which have the effect of ultimately increasing current and future period NPI net proceeds and thereby benefiting the Trust unitholders by accelerating their return on investment. Pursuant to the terms of the conveyance agreement, however, Whiting did not deduct, nor will it deduct in the future, such capital expenditures from the NPI gross proceeds or related distributions to the Trust.
Operating Overhead — Pursuant to the terms of the applicable operating agreements, Whiting deducts from the gross proceeds an overhead fee to operate those underlying properties for which Whiting has been designated as the operator. Additionally, for those underlying properties for which Whiting is the operator but for which there is no operating agreement, Whiting deducts from the gross proceeds an overhead fee calculated in the same manner Whiting allocates overhead to other similarly owned properties. The operating overhead activities include various engineering, legal, and administrative functions. The Trust’s portion of the monthly charge averaged $391 per active operated well, which totaled $424,581 for the distribution made during the quarter ended March 31, 2009. The fee is adjusted annually pursuant to COPAS guidelines and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers.
Administrative Services Fee — Under the terms of the administrative services agreement, the Trust pays a quarterly administration fee of $50,000 to Whiting 60 days following the end of each calendar quarter, and this fee of $50,000 is included within general and administrative expenses in the Trust’s statement of distributable income for the three months ending March 31, 2009.

Trustee Administrative Fee — Under the terms of the Trust agreement, the Trust pays an annual administrative fee to the Trustee of $160,000, paid in four quarterly installments of $40,000 each and is billed in arrears. General and administrative expenses in the Trust’s statement of distributable income for the three months ending March 31, 2009 include $40,000 for quarterly administrative fees paid to the Trustee.
8. SUBSEQUENT EVENTS
On May 8, 2009, the Trustee announced the Trust distribution of net profits for the second quarterly payment period in 2009. Unitholders of record on May 20, 2009 are expected to receive a distribution amounting to $9,363,683 or $0.675401 per Trust unit, which is payable on or before May 29, 2009. This distribution is expected to consist of net cash proceeds of $9,683,455 paid by Whiting to the Trust, including cash receipts of $5,691,046 (90% of $6,323,384) for commodity derivative contracts settled from January through March 2009 that offset lease operating expenses, less a provision of $300,000 for estimated Trust expenses and $19,772 for Montana state income tax withholdings.
9. PRO FORMA FINANCIAL STATEMENTS
The following pro forma statements of distributable income assume that the conveyance of the term NPI occurred on October 18, 2007, the Trust’s formation date:
WHITING USA TRUST I
Pro Forma Statements of Distributable Income

	Three Months
	Ended March
	31, 2008
Historical Results
Distributable income, as reported	$—
Pro Forma Adjustments
Income from net profits interest	$15,149,685	(a)
Less:
General and administrative expenses	90,000	(b)
State income tax withholding	102,444	(c)

Pro Forma Consolidated Results
Distributable income	$14,957,241

Distributable income per unit	$1.078863

(a)	The Trust uses the modified cash basis of accounting, and revenues are therefore recorded when received. The pro forma statements of distributable income assume (i) that the conveyance of the term NPI occurred on October 18, 2007, and (ii) that the NPI was effective for oil and gas production from the underlying properties starting from July 1, 2007, the beginning of the third quarter of 2007. Because quarterly cash distributions to the Trust are made by the Trustee no later than 60 days following the end of each quarter, this adjustment assumes that the first quarterly NPI distribution to the Trust during 2008 would have occurred by February 29, 2008 (covering net cash proceeds received by Whiting for oil sales from October through December 2007 and gas sales from September through November 2007).

(b)	The Trust pays a quarterly administration fee of $50,000 to Whiting 60 days following the end of each quarter. In addition, the Trust pays an annual administrative fee to the Trustee of $160,000, which is paid to the Trustee in four quarterly installments of $40,000 each and which is billed in arrears.

(c)	For Montana state income tax purposes, Whiting must withhold from its NPI distributions, an amount equal to 6% of the net amount payable to the Trust from the sale of oil and gas in Montana. For North Dakota, Oklahoma, Arkansas, Michigan, New Mexico, Alabama, Louisiana, Colorado, Kansas, Utah and Mississippi, neither the Trust nor Whiting should be required to withhold the income tax due such states on distributions made to an individual resident or nonresident Trust unitholder, as long as the Trust is taxed as a grantor trust under the Internal Revenue Code..

Item 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.
References to the “Trust” in this item refer to Whiting USA Trust I, while references to “Whiting” in this document refer to Whiting Petroleum Corporation and its wholly-owned subsidiaries, Whiting Oil and Gas Corporation and Equity Oil Company.
The following review of the Trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto, as well as the Trustee’s discussion and analysis contained in the Trust’s 2008 Annual Report on Form 10-K. The Trust’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available on the SEC’s website www.sec.gov.
Note Regarding Forward-Looking Statements
This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including without limitation the statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. No assurance can be given that such expectations will prove to have been correct. When used in this document, the words “believes,” “expects,” “anticipates,” “projects,” “intends” or similar expressions are intended to identify such forward-looking statements. The following important factors, in addition to those discussed elsewhere in this Form 10-Q, could affect the future results of the energy industry in general, and Whiting and the Trust in particular, and could cause actual results to differ materially from those expressed in such forward-looking statements:
•	the effect of changes in commodity prices and conditions in the capital markets;

•	the effects of global credit, financial and economic issues;

•	uncertainty of estimates of oil and natural gas reserves and production;

•	risks incident to the operation of oil and natural gas wells;

•	future production costs;

•	the inability to access oil and natural gas markets due to market conditions or operational impediments;

•	failure of the underlying properties to yield oil or natural gas in commercially viable quantities;

•	the effect of existing and future laws and regulatory actions;

•	competition from others in the energy industry;

•	risks arising out of the hedge contracts;

•	inflation or deflation; and

•	other risks described under the caption “Risk Factors” in the Trust’s Annual Report filed on Form 10-K.

All subsequent written and oral forward-looking statements attributable to Whiting or the Trust or persons acting on behalf of Whiting or the Trust are expressly qualified in their entirety by these factors. The Trust assumes no obligation, and disclaims any duty, to update these forward-looking statements.
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
Oil and natural gas prices have fallen significantly since their third quarter 2008 levels. For example, the daily average NYMEX oil price was $118.13 per Bbl for the third quarter of 2008, $58.75 per Bbl for the fourth quarter of 2008, and $43.21 per Bbl for the first quarter of 2009. Similarly, daily average NYMEX natural gas prices have declined from $10.27 per Mcf for the third quarter of 2008 to $6.96 per Mcf for the fourth quarter of 2008 and $4.92 for the first quarter of 2009. In general, lower oil and gas prices on production from the underlying properties could cause the following: (i) a reduction in the amount of the net proceeds to which the Trust is entitled; (ii) an extension of the length of time required to produce 9.11 MMBOE (8.20 MMBOE to the 90% NPI); and (iii) a reduction in the amount of oil, natural gas and natural gas liquids that is economic to produce from the underlying properties.
Results of Trust Operations
The Trust was formed in October 2007. The conveyance of the NPI, however, did not occur until April 2008. As a result, the Trust did not recognize any income or make any distributions during the quarter ended March 31, 2008. The following is a summary of the results of income from net profits interest received by the Trust for the three months ended March 31, 2009:

	Three Months Ended
	March 31, 2009
Sales Volumes:
Oil from underlying properties (Bbls)	215,417	(a)
Natural gas from underlying properties (Mcf)	943,201	(b)

Total production (BOE)	372,617
Average Sales Prices:
Oil (per Bbl)	$54.08
Effect of oil hedges on average price (per Bbl)	16.67

Oil net of hedging (per Bbl)	$70.75

Natural gas (per Mcf)	$5.76
Effect of natural gas hedges on average price (per Mcf)	0.33

Natural gas net of hedging (per Mcf)	$6.09
Costs (per BOE):
Lease operating expenses	$20.03
Production taxes	$3.04
Revenues:
Oil sales	$11,650,041	(a)
Natural gas sales	5,436,645	(b)

Total revenues	$17,086,686
Costs:
Lease operating expenses	$7,461,774
Production taxes	1,133,723
Cash settlement gains received on commodity derivatives	(3,895,132)

Total costs	$4,700,365

Net proceeds	$12,386,321

Three Months Ended
March 31, 2009
Net profits percentage	90%

Income from net profits interest	$11,147,689

(a)	Because of the one-month interval between the time crude oil volumes are produced and the receipt of oil sales proceeds by Whiting, oil volumes and sales for the three months ended March 31, 2009 (consisting of Whiting’s February 2009 NPI remittance to the Trust) generally represent crude oil production from October through December 2008.

(b)	Because of the two-month interval between the time natural gas volumes are produced and the receipt of gas sales proceeds by Whiting, natural gas volumes and sales for the three months ended March 31, 2009 (consisting of Whiting’s February 2009 NPI remittance to the Trust) generally represent gas production from September through November 2008.
Income from Net Profits Interest. Income from net profits interest is recorded on a cash basis when NPI proceeds are received by the Trust from Whiting. NPI proceeds that Whiting remits to the Trust are based on the oil and gas production Whiting has received payment for within one month following the end of the most recent fiscal quarter. Whiting receives payment for its crude oil sales generally within 30 days following the month in which it is produced, and Whiting receives payment for its natural gas sales generally within 60 days following the month in which it is produced. Accordingly, income from net profits interest for the three months ended March 31, 2009 (consisting of Whiting’s February 2009 distribution to the Trust) generally represents crude oil sales from October through December 2008 and natural gas sales from September through November 2008. Income from net profits interest is generally affected by three major factors:
•	oil and gas sales volumes,

•	oil and gas sales prices, and

•	costs deducted in the calculation of income from net profits interest.
For the three months ended March 31, 2009, the Trust recognized income from net profits interest of $11,147,689, which compares to income from net profits interest included in the November 2008 distribution during the fourth quarter of 2008 of $21,956,419. The decrease of $10,808,730 or 49% from the prior quarter was primarily due to the significant decline in market prices for oil and natural gas. The average price for oil before the effects of hedging decreased 53%, while the average price for natural gas before the effects of hedging decreased 44%. Partially offsetting the decline in commodity prices was an increase in cash receipts from commodity hedges of $3,975,435. Production volumes included in the net profit interest calculation for the three-month periods ended March 31, 2009 and December 31, 2008, however, were consistent at 372.6 MBOE and 374.6 MBOE, respectively.
Distributable Income. For the three months ended March 31, 2009, the Trust’s distributable income was $10,915,263 and was based on income from net profits interest of $11,147,689 less estimated Trust expenses of $175,000 and Montana state income tax withholdings of $57,426. This compares to distributable income of $21,440,701 in the November 2008 distribution during the fourth quarter of 2008, which was based on income from net profits interest of $21,956,419 less $375,017 for estimated Trust expenses and $140,701 for Montana state income tax withholdings.
Results of Underlying Property Operations
Because the Trust had not engaged in any activities during the three months ended March 31, 2008 other than organizational activities, the Trust is providing financial information with respect to the underlying properties for the three months ended March 31, 2009 and 2008 so that investors can review comparative results of operations for those periods. The underlying properties’ results of operations for the three months ended March 31, 2009 and 2008 are presented on a cash basis of accounting in the table below and in the “Comparison of Results of the Underlying Properties for the Three Months Ended March 31, 2009 and 2008”, and this cash basis presentation is consistent with the Trust’s financial statements, which have been prepared on a modified cash basis. The table below sets forth revenues and direct operating expenses, as well as operating data, relating to the underlying properties for the three months ended March 31, 2009 and 2008.

	March 31,
	2009		2008
Revenues:
Oil sales	$6,856,915	(a)	$18,276,342	(c)
Natural gas sales	4,368,791	(b)	7,009,115	(d)

Total revenues	11,225,707		25,285,457

Direct operating expenses:
Lease operating expenses	6,223,182		6,162,616
Production taxes	749,536		1,812,325
Cash settlement gains received on commodity derivatives	(6,323,384)		—

Total direct operating expenses	649,334		7,974,941

Excess of revenues over direct operating expenses	$10,576,373		$17,310,516

Operating data:
Oil (Bbls)	204,703	(a)	223,115	(c)
Natural gas (Mcf)	924,030	(b)	1,041,629	(d)

Total production (BOE)	358,708		396,720
Average Sales Prices:
Oil (per Bbl)	$33.50		$81.91
Effect of oil hedges on average price (per Bbl)	24.18		—

Oil net of hedging (per Bbl)	$57.68		$81.91

Natural gas (per Mcf)	$4.73		$6.73
Effect of natural gas hedges on average price (per Mcf)	1.49		—

Natural gas net of hedging (per Mcf)	$6.22		$6.73

Per BOE data:
Lease operating expenses	$17.35		$15.53
Production taxes	$2.09		$4.57
Drilling and development capital expenditures	$735,629		$1,376,075

(a)	Because of the one-month interval between the time crude oil volumes are produced and the receipt of oil sales proceeds by Whiting, oil volumes and sales for the three months ended March 31, 2009, as presented on a cash basis, generally represent crude oil production from December 2008 through February 2009.

(b)	Because of the two-month interval between the time natural gas volumes are produced and the receipt of gas sales proceeds by Whiting, natural gas volumes and sales for the three months ended March 31, 2009, as presented on a cash basis, generally represent gas production from November 2008 through January 2009.

(c)	Because of the one-month interval between the time crude oil volumes are produced and the receipt of oil sales proceeds by Whiting, oil volumes and sales for the three months ended March 31, 2008, as presented on a cash basis, generally represent crude oil production from December 2007 through February 2008.

(d)	Because of the two-month interval between the time natural gas volumes are produced and the receipt of gas sales proceeds by Whiting, natural gas volumes and sales for the three months ended March 31, 2008, as presented on a cash basis, generally represent gas production from November 2007 through January 2008.

Comparison of Results of the Underlying Properties for the Three Months Ended March 31, 2009 and 2008
Revenues. Oil and natural gas revenues decreased $14.1 million or 56% for the first quarter of 2009 compared to the first quarter of 2008. Sales are a function of average sales prices and volumes sold. The average price realized for oil before the effects of hedging decreased 59% between periods, and the average price realized for natural gas before the effects of hedging decreased 30% between periods. In addition, oil sales volumes decreased 8% or 18.4 MBbls compared to the same period in 2008, which consisted of a decrease of 29.3 MBbls due to normal field production decline, partially offset by an increase of 10.9 MBbls from new wells drilled. Gas sales volumes also decreased 11% or 117.6 MMcf between periods, which consisted of a decrease of 195.4 MMcf due to normal field decline, partially offset by production from new wells drilled of 77.8 MMcf. Based upon the reserve report at December 31, 2008, oil and gas production attributable to the underlying properties is expected to decline at a year over year rate of approximately 14.4% between 2009 and 2021.
Lease Operating Expenses. Lease operating expenses increased $60,566 or 1% from the first quarter 2008 to the first quarter 2009, which was caused by higher energy costs. Lease operating expenses per BOE increased from $15.53 during the first quarter 2008 to $17.35 during the same period in 2009. The 12% increase on a BOE basis was caused by lower production volumes combined with the increased costs of energy.
Production Taxes. Production taxes are generally calculated as a percentage of oil and gas revenues before the effects of hedging. All credits and exemptions allowed in the various taxing jurisdictions are fully utilized. Production taxes for the first quarter 2009 and 2008 were 6.7% and 7.2%, respectively, of oil and gas sales.
Gain on Settlement of Commodity Hedges. Whiting entered into certain costless collar hedge contracts in which the rights to any future hedge payments made or received were conveyed to the Trust on April 30, 2008. Cash settlements relating to the conveyed hedges resulted in a gain of $6.3 million for the quarter ended March 31, 2009, which had the effect of increasing the average price of oil and natural gas net of hedging by $24.18 per Bbl and $1.49 per Mcf, respectively. There were no hedges in effect on the underlying properties during the first quarter 2008.
Excess of Revenues Over Direct Operating Expenses. Excess of revenues over direct operating expenses decreased $6.7 million from the first quarter 2008 to the first quarter 2009. The reasons for this decrease included a 30% decrease in oil prices net of hedging and an 8% decrease in gas prices net of hedging between periods, in addition to a 10% decrease in equivalent volumes sold and higher lease operating expenses. These factors were only minimally offset by the decline in production taxes between periods.
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

Income to the Trust from the NPI is based on the calculation and definitions of “gross proceeds” and “net proceeds” contained in the conveyance, which is filed as an exhibit to this report, and reference is hereby made to the conveyance for the actual definitions of “gross proceeds” and “net proceeds”.
Although capital expenditures for the testing, drilling, completion, equipping, plugging back or recompletion of any well that is a part of the underlying properties cannot be deducted from gross proceeds pursuant to the terms of the conveyance agreement, Whiting incurred capital expenditures of $735,629 on the underlying properties that were not deducted from gross proceeds during the first quarter of 2009, but which have the effect of ultimately increasing current and future period NPI net proceeds and thereby benefiting Trust unitholders.
The Trust does not have any transactions, arrangements or other relationships with unconsolidated entities or persons that could materially affect the Trust’s liquidity or the availability of capital resources.
Future Trust Distributions to Unitholders
On May 8, 2009, the Trustee announced the Trust distribution of net profits for the second quarterly payment period in 2009. Unitholders of record on May 20, 2009 are expected to receive a distribution amounting to $9,363,683 or $0.675401 per Trust unit, which is payable on or before May 29, 2009. This distribution is expected to consist of net cash proceeds of $9,683,455 paid by Whiting to the Trust, including cash receipts of $5,691,046 (90% of $6,323,384) for commodity derivative contracts settled from January  through March  2009 that offset lease operating expenses, less a provision of $300,000 for estimated Trust expenses and $19,772 for Montana state income tax withholdings.
Recent Accounting Pronouncements
On December 31, 2008, the SEC published the final rules and interpretations updating its oil and gas reporting requirements. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations. Key revisions include the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, permitting disclosure of probable and possible reserves, and changes to the pricing used to determine reserves in that companies must use a 12-month average price. The average is calculated using the first-day-of-the-month price for each of the 12 months that make up the reporting period. The SEC will require companies to comply with the amended disclosure requirements for registration statements filed after January 1, 2010, and for annual reports for fiscal years ending on or after December 31, 2009. Early adoption is not permitted. The Trust is currently assessing the impact that the adoption will have on its disclosures, operating results, statement of financial position and statement of cash flows.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Commodity Hedge Contracts
The only assets of and sources of income to the Trust are cash and the NPI, which generally entitle the Trust to receive 90% of the net proceeds from oil and gas production from the underlying properties. Consequently, the Trust is exposed to market risk from fluctuations in oil and gas prices. However, the NPI is subject to the commodity hedge contracts in the form of costless collars, which reduce its exposure to commodity price volatility.
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
Item 4.T Controls and Procedures.
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
Due to the contractual arrangements of (i) the Trust agreement and (ii) the conveyance of the NPI, the Trustee relies on (A) information provided by Whiting, including historical operating data, plans for future operating and capital expenditures, reserve information and information relating to projected production, and (B) conclusions and reports regarding reserves by the Trust’s independent reserve engineers. See Item 1A. Risk Factors included in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and “Trustee’s Discussion and Analysis of Financial Condition and Results of Operation” contained in this report, for a description of certain risks relating to these arrangements and reliance on information when reported by Whiting to the Trustee and recorded in the Trust’s results of operation.
Changes in Internal Control over Financial Reporting. During the quarter ended March 31, 2009, there has been no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Whiting.

PART II-OTHER INFORMATION
Item 1A. Risk Factors.
Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. No material change to such risk factors has occurred during the three months ended March 31, 2009.
Item 6. Exhibits.
The exhibits listed in the accompanying index to exhibits are filed as part of the Quarterly Report on Form 10-Q.

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

(* Asterisk indicates exhibit previously filed with the SEC and incorporated herein by reference.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHITING USA TRUST I By THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A.
By:	/s/ MIKE ULRICH
Mike Ulrich
Vice President

Date: May 14, 2009
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
Amended and Restated Trust Agreement, dated April 30, 2008, among Whiting Oil and Gas Corporation, Equity Oil Company, The Bank of New York Mellon Trust Company, N.A. (f/k/a The Bank of New York Trust Co., N.A.) as Trustee and Wilmington Trust Company as Delaware Trustee. (Incorporated herein by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed on April 30, 2008 (File No. 001-34026))

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

(Asterisk indicates exhibit previously filed with the SEC and incorporated herein by reference.)