Form 10-Q
period 2009-06-30
WHITING USA TRUST I
filed 2009-08-14
CIK 1417003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 3, 2009, 13,863,889 Units of Beneficial Interest in Whiting USA Trust I were outstanding.

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
MMcf— One million cubic feet of natural gas.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
WHITING USA TRUST I
Statements of Assets, Liabilities and Trust Corpus
(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Cash and short-term investments	$50,962	$131,584
Investment in net profits interest, net	88,486,140	97,798,149

Total assets	$88,537,102	$97,929,733

LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses	$50,952	$131,574
Trust corpus (13,863,889 Trust units issued and outstanding)	88,486,150	97,798,159

Total liabilities and Trust corpus	$88,537,102	$97,929,733

Statements of Distributable Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Income from net profits interest	$9,683,455	$14,779,037	$20,831,144	$14,779,037
General and administrative expenses	(260,804)	(177,091)	(555,622)	(177,091)
Cash reserves (withheld) used for Trust expenses	(39,196)	(122,909)	80,622	(122,909)
State income tax withholding	(19,772)	(96,176)	(77,198)	(96,176)

Distributable income	$9,363,683	$14,382,861	$20,278,946	$14,382,861

Distributable income per unit	$0.675401	$1.037433	$1.462717	$1.037433

Statements of Changes in Trust Corpus
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Trust corpus, beginning of period	$93,239,299	$10	$97,798,159	$10
Investment in net profits interest	—	111,223,059	—	111,223,059
Distributable income	9,363,683	14,382,861	20,278,946	14,382,861
Distributions to unitholders	(9,363,683)	(14,382,861)	(20,278,946)	(14,382,861)
Amortization of investment in net profits interest	(4,753,149)	(3,263,517)	(9,312,009)	(3,263,517)

Trust corpus, end of period	$88,486,150	$107,959,552	$88,486,150	$107,959,552

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
Modified Cash Basis of Accounting — The financial statements of the Trust, as prepared on a modified cash basis, reflect the Trust’s assets, liabilities, Trust corpus, earnings and distributions, as follows:
a)	Income from net profits interest is recorded when NPI distributions are received by the Trust;
b)	Distributions to Trust unitholders are recorded when paid by the Trust;
c)	Trust general and administrative expenses (which include accounting, engineering, legal, and other professional fees, Trustees’ fees, and out-of-pocket expenses) are recorded when paid;
d)	Cash reserves may be established by the Trustee for certain expenditures that would not be recorded as contingent liabilities under GAAP;
e)	Amortization of the investment in net profits interest is calculated based on the units-of-production method. Such amortization is charged directly to Trust corpus and does not affect cash earnings; and
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
Recent Accounting Pronouncements— On December 31, 2008, the SEC published the final rules and interpretations updating its oil and gas reporting requirements. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations. Key revisions include the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, permitting disclosure of probable and possible reserves, and changes to the pricing used to determine reserves in that companies must use a 12-month average price. The average is calculated using the first-day-of-the-month price for each of the 12 months that make up the reporting period. The SEC will require companies to comply with the amended disclosure requirements for registration statements filed after January 1, 2010, and for annual reports for fiscal years ending on or after December 31, 2009. Early adoption is not permitted. The Trust is currently assessing the impact that the adoption will have on its disclosures, operating results and financial statements.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS

165 is effective for fiscal years and interim periods ended after June 15, 2009. The Trust adopted SFAS 165 effective April 1, 2009. The adoption of SFAS 165 did not have an impact on the Trust’s financial statements, other than additional disclosures.
3. INVESTMENT IN NET PROFITS INTEREST
The Subsidiaries of Whiting conveyed the NPI to the Trust in exchange for 13,863,889 Trust units. The investment in net profits interest was recorded at the historical cost of Whiting on April 30, 2008, the date of conveyance, and was determined to be $123,581,177, of which $111,223,059 (90% of the NPI) was attributed to the Trust. As of June 30, 2009 and December 31, 2008, accumulated amortization of the investment in net profits interest was $22,736,919 and $13,424,910, respectively.
4. INCOME TAXES
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
5. DISTRIBUTION TO UNITHOLDERS
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
6. RELATED PARTY TRANSACTIONS
Capital Expenditures — During the three and six months ended June 30, 2009, Whiting incurred $97,597 and $833,226, respectively, of capital expenditures on the underlying properties related to the drilling and completing of oil and gas wells, capital workovers, facility upgrades and well recompletions performed to secure production from new horizons, which have the effect of ultimately increasing current and future period NPI net proceeds and thereby benefiting the Trust unitholders by accelerating their return on investment. Pursuant to the terms of the conveyance agreement, however, Whiting did not deduct, nor will it deduct in the future, such capital expenditures from the NPI gross proceeds or related distributions to the Trust.
Operating Overhead — Pursuant to the terms of the applicable operating agreements, Whiting deducts from the gross proceeds an overhead fee to operate those underlying properties for which Whiting has been designated as the operator. Additionally, for those underlying properties for which Whiting is the operator but for which there is no operating agreement, Whiting deducts from the gross proceeds an overhead fee calculated in the same manner Whiting allocates overhead to other similarly owned properties. The operating overhead activities include various engineering, legal, and administrative functions. For the three and six months ended June 30, 2009, the Trust’s portion of the monthly charge totaled $443,215 and $867,796, respectively, and averaged $400 per active operated well. The fee is adjusted annually pursuant to COPAS guidelines and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers.
Administrative Services Fee — Under the terms of the administrative services agreement, the Trust pays a quarterly administration fee of $50,000 to Whiting 60 days following the end of each calendar quarter. General and administrative expenses in the Trust’s statements of distributable income for the three and six months ending June 30, 2009 include $50,000 and $100,000, respectively, for quarterly administrative fees paid to the Whiting.

The administrative fees for both the first and second quarters of 2008 were billed and paid during the third quarter of 2008. As the Trust uses the modified cash basis of accounting, general and administrative expenses in the Trust’s statements of distributable income for the three and six months ending June 30, 2008 do not reflect any administrative fees paid to Whiting.
Trustee Administrative Fee — Under the terms of the Trust agreement, the Trust pays an annual administrative fee to the Trustee of $160,000, paid in four quarterly installments of $40,000 each and is billed in arrears. General and administrative expenses in the Trust’s statements of distributable income for the three and six months ending June 30, 2009 include $40,000 and $80,000, respectively, for quarterly administrative fees paid to the Trustee.
Since the Trust began operations in the second quarter of 2008, no fees were charged for the first quarter of 2008, and the Trustee’s administrative fees for the second quarter of 2008 were paid during the third quarter of 2008.
7. SUBSEQUENT EVENTS
The Trustee has evaluated subsequent events through August 14, 2009, the date that these financial statements were issued. The following information is disclosed as a nonrecognized subsequent event:
On August 7, 2009, the Trustee announced the Trust distribution of net profits for the second quarterly payment period in 2009. Unitholders of record on August 19, 2009 are expected to receive a distribution amounting to $8.4 million or $0.605667 per Trust unit, which is payable on or before August 31, 2009. This distribution is expected to consist of net cash proceeds of $8.7 million paid by Whiting to the Trust, including cash receipts of $3.5 million (90% of $3.9 million) for commodity derivative contracts settled from April through June 2009 that offset lease operating expenses, less a provision of $300,000 for estimated Trust expenses and $35,345 for Montana state income tax withholdings.

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
Oil and natural gas prices have fallen significantly since their third quarter 2008 levels. For example, the daily average NYMEX oil price was $118.13 per Bbl for the third quarter of 2008, $58.75 per Bbl for the fourth quarter of 2008 and $51.46 per Bbl for the first six months of 2009. Similarly, daily average NYMEX natural gas prices have declined from $10.27 per Mcf for the third quarter of 2008 to $6.96 per Mcf for the fourth quarter of 2008 and $4.21 for the first six months of 2009. In general, lower oil and gas prices on production from the underlying properties could cause the following: (i) a reduction in the amount of the net proceeds to which the Trust is entitled; (ii) an extension of the length of time required to produce 9.11 MMBOE (8.20 MMBOE to the 90% NPI); and (iii) a reduction in the amount of oil, natural gas and natural gas liquids that is economic to produce from the underlying properties.
Results of Trust Operations
Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
The Trust was formed in October 2007. The conveyance of the NPI, however, did not occur until April 2008. As a result, the Trust did not recognize any income or make any distributions during the quarter ended March 31, 2008. The following is a summary of income from net profits interest received by the Trust for the six months ended June 30, 2009 (consisting of the February and May 2009 distributions) and June 30, 2008 (consisting of the May 2008 distribution):

	Six Months Ended June 30,
	2009		2008
Sales Volumes:
Oil from underlying properties (Bbls)	420,131	(a)	204,026	(c)
Natural gas from underlying properties (Mcf)	1,845,585	(b)	789,837	(d)

Total production (BOE)	727,729		335,665
Average Sales Prices:
Oil (per Bbl)	$45.00		$86.91
Effect of oil hedges on average price (per Bbl)	20.32		—

Oil net of hedging (per Bbl)	$65.32		$86.91

Natural gas (per Mcf)	$5.14		$7.34
Effect of natural gas hedges on average price (per Mcf)	0.91		—

Natural gas net of hedging (per Mcf)	$6.05		$7.34
Costs (per BOE):
Lease operating expenses	$18.63		$16.10
Production taxes	$2.62		$5.07
Revenues:
Oil sales	$18,905,599	(a)	$17,731,810	(c)
Natural gas sales	9,485,653	(b)	5,795,876	(d)

Total revenues	$28,391,252		$23,527,686
Costs:
Lease operating expenses	$13,560,298		$5,405,107
Production taxes	1,903,755		1,701,427
Cash settlement gains received on commodity derivatives	(10,218,516)		—

Total costs	$5,245,537		$7,106,534

Net proceeds	$23,145,715		$16,421,152

Net profits percentage	90%		90%

Income from net profits interest	$20,831,144		$14,779,037

(a)	Oil volumes and sales for the six months ended June 30, 2009 generally represent crude oil production from October 2008 through March 2009.

(b)	Natural gas volumes and sales for the six months ended June 30, 2009 generally represent gas production from September 2008 through February 2009.

(c)	Oil volumes and sales for the six months ended June 30, 2008 generally represent crude oil production from January through March 2008.

(d)	Natural gas volumes and sales for the six months ended June 30, 2008 generally represent gas production from January and February 2008.
Income from Net Profits Interest. Income from net profits interest is recorded on a cash basis when NPI proceeds are received by the Trust from Whiting. NPI proceeds that Whiting remits to the Trust are based on the oil and gas production Whiting has received payment for within one month following the end of the most recent fiscal quarter. Whiting receives payment for its crude oil sales generally within 30 days following the month in which it is produced, and Whiting receives payment for its natural gas sales generally within 60 days following the month in which it is produced. Income from net profits interest is generally a function of oil and gas revenues, lease operating expenses, production taxes, and cash settlements on commodity derivatives as follows:
Revenues. Oil and natural gas revenues increased $4.9 million or 21% for the first six months of 2009 compared to the same period in 2008. Revenues are a function of volumes sold and average sales prices. Oil sales volumes increased 106% or 216 MBOE and gas sales volumes increased 134% or 1.1 MMcf compared to the same period in 2008. This volume increase was due to the fact that there were two NPI distributions and therefore six months of oil and gas production for the six months ended June 30, 2009 compared to only one NPI distribution, which included three months of oil and two months of gas production, during the six months ended June 30, 2008. There was only one NPI distribution during the six months ending June 30, 2008 because the NPI was conveyed effective for production from the underlying properties beginning January 1, 2008. Despite this increase in production volumes between periods, oil and gas production attributable to the underlying properties is expected to decline at a year over year rate of approximately 14.4% between 2009 and 2021, based on the reserve report at December 31, 2008. Partially offsetting the substantial increase in volumes between periods was a decrease in realized prices. The average price realized for oil before the effects of hedging decreased 48% between periods, and the average price realized for natural gas before the effects of hedging decreased 30%.
Lease Operating Expenses. Lease operating expenses increased $8.2 million or 151% from the first half of 2008 to the first half of 2009 because there were two NPI distributions and therefore six months of LOE during the six months ended June 30, 2009, as compared to one NPI distribution and only three months of LOE during the six months ended June 30, 2008. Lease operating expenses per BOE increased from $16.10 during the first half of 2008 to $18.63 during the same period in 2009. The 16% increase on a BOE basis was primarily caused by the timing of receipt and cash disbursements for expenditures.
Production Taxes. Production taxes are generally calculated as a percentage of oil and gas revenues before the effects of hedging. All credits and exemptions allowed in the various taxing jurisdictions are fully utilized. Production taxes for the first half of 2009 and 2008 were 6.7% and 7.2%, respectively, of oil and gas sales.
Gain on Settlement of Commodity Derivatives. Whiting entered into certain costless collar hedge contracts for the benefit of the Trust prior to the conveyance. Amounts due to the counterparty under the hedge contracts increase costs that are deducted from amounts payable to the Trust; amounts received from the counterparty under the hedge contracts reduce costs that would otherwise be deducted from amounts due to the Trust. Cash settlements relating to the hedges resulted in a gain of $10.2 million for the six months ended June 30, 2009, which had the effect of increasing the average price of oil and natural gas net of hedging by $20.32 per Bbl and $0.91 per Mcf, respectively. There were no gains or losses recognized on hedges during the first half of 2008.
Distributable Income. For the six months ended June 30, 2009, the Trust’s distributable income was $20.3 million and was based on income from net profits interest of $20.8 million less estimated Trust expenses of $475,000 and Montana state income tax withholdings of $77,198. This compares to distributable income of $14.4 million during the first half of 2008, which was based on income from net profits interest of $14.8 million less $300,000 for estimated Trust expenses and $96,176 for Montana state income tax withholdings.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
The following is a summary of income from net profits interest received by the Trust for the three months ended June 30, 2009 (consisting of the May 2009 distribution) and June 30, 2008 (consisting of the May 2008 distribution):

	Three Months Ended June 30,
	2009		2008
Sales Volumes:
Oil from underlying properties (Bbls)	204,714	(a)	204,026	(c)
Natural gas from underlying properties (Mcf)	902,384	(b)	789,837	(d)

Total production (BOE)	355,111		335,665
Average Sales Prices:
Oil (per Bbl)	$35.44		$86.91
Effect of oil hedges on average price (per Bbl)	24.18		—

Oil net of hedging (per Bbl)	$59.62		$86.91

Natural gas (per Mcf)	$4.49		$7.34
Effect of natural gas hedges on average price (per Mcf)	1.52		—

Natural gas net of hedging (per Mcf)	$6.01		$7.34
Costs (per BOE):
Lease operating expenses	$17.17		$16.10
Production taxes	$2.17		$5.07
Revenues:
Oil sales	$7,255,558	(a)	$17,731,810	(c)
Natural gas sales	4,049,008	(b)	5,795,876	(d)

Total revenues	$11,304,566		$23,527,686
Costs:
Lease operating expenses	$6,098,524		$5,405,107
Production taxes	770,032		1,701,427
Cash settlement gains received on commodity derivatives	(6,323,384)		—

Total costs	$545,172		$7,106,534

Net proceeds	$10,759,394		$16,421,152

Net profits percentage	90%		90%

Income from net profits interest	$9,683,455		$14,779,037

(a)	Oil volumes and sales for the three months ended June 30, 2009 generally represent crude oil production from January through March 2009.

(b)	Natural gas volumes and sales for the three months ended June 30, 2009 generally represent gas production from December 2008 through February 2009.

(c)	Oil volumes and sales for the three months ended June 30, 2008 generally represent crude oil production from January through March 2008.

(d)	Natural gas volumes and sales for the three months ended June 30, 2008 generally represent gas production from January and February 2008.
Income from Net Profits Interest. Income from net profits interest is recorded on a cash basis when NPI proceeds are received by the Trust from Whiting. NPI proceeds that Whiting remits to the Trust are based on the oil and gas production Whiting has received payment for within one month following the end of the most recent fiscal quarter. Whiting receives payment for its crude oil sales generally within 30 days following the month in which it is produced, and Whiting receives payment for its natural gas sales generally within 60 days following the month in which it is produced. Income from net profits interest is generally a function of oil and gas sales revenues, lease operating expenses, production taxes, and cash settlements on commodity derivatives as follows:
Revenues. Oil and natural gas revenues decreased $12.2 million during the quarter ended June 30, 2009 as compared to the same period in 2008. Revenues are a function of average sales prices and volumes sold. The decrease in revenues between periods was primarily due to the significant decline in market prices for oil and natural gas. The average price for oil before the effects of hedging decreased 59%, while the average price for natural gas before the effects of hedging decreased 39%. Partially offsetting the decline in commodity prices was an increase in production volumes. Production volumes included in total revenues for the three-month period ended June 30, 2009 increased to 355.1 MBOE from 335.7 MBOE for the second quarter of 2008, primarily due to three months of natural gas production included in the May 2009 NPI distribution, while only two months of natural gas production were included in the May 2008 NPI distribution. December 2007 natural gas production volumes were not included in the May 2008 NPI distribution because the NPI was conveyed effective for production from the underlying properties beginning January 1, 2008. This decrease was minimally offset by production from new wells drilled.
Lease Operating Expenses. Lease operating expenses increased $693,417 or 13% from the second quarter of 2008 to the second quarter of 2009 because of LOE associated with the three months of natural gas production during the first quarter of 2009 (as explained above) compared to LOE associated with only 2 months of gas production during the first quarter of 2008. Lease operating expenses per BOE increased from $16.10 during the second quarter of 2008 to $17.17 during the same period in 2009. The 7% increase on a BOE basis was primarily caused by lower production volumes combined with the timing of receipt and cash disbursements for expenditures.
Production Taxes. Production taxes are generally calculated as a percentage of oil and gas revenues before the effects of hedging. All credits and exemptions allowed in the various taxing jurisdictions are fully utilized. Production taxes for the second quarter of 2009 and 2008 were 6.8% and 7.2%, respectively, of oil and gas sales.
Gain on Settlement of Commodity Derivatives. Whiting entered into certain costless collar hedge contracts for the benefit of the Trust prior to the conveyance. Amounts due to the counterparty under the hedge contracts increase costs that are deducted from amounts payable to the Trust; amounts received from the counterparty under the hedge contracts reduce costs that would otherwise be deducted from amounts due to the Trust. Cash settlements relating to the hedges resulted in a gain of $6.3 million for the three months ended June 30, 2009, which had the effect of increasing the average price of oil and natural gas net of hedging by $24.18 per Bbl and $1.52 per Mcf, respectively. There were no gains or losses recognized on hedges during the same period in 2008.
Distributable Income. For the three months ended June 30, 2009, the Trust’s distributable income was $9.4 million and was based on income from net profits interest of $9.7 million less estimated Trust expenses of $300,000 and Montana state income tax withholdings of $19,772. This compares to distributable income of $14.4 million during the second quarter of 2008, which was based on income from net profits interest of $14.8 million less $300,000 for estimated Trust expenses and $96,176 for Montana state income tax withholdings.

Results of Underlying Property Operations
Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
Because the Trust had not engaged in any activities during the three months ended March 31, 2008 other than organizational activities, the Trust is providing financial information with respect to the underlying properties for the six months ended June 30, 2009 and 2008 so that investors can review comparative results of operations for those periods. The underlying properties’ results of operations for the six months ended June 30, 2009 and 2008 are presented on a cash basis of accounting in the table below and in the related comparative period discussion, and this cash basis presentation is consistent with the Trust’s financial statements, which have been prepared on a modified cash basis. The table below sets forth revenues and direct operating expenses, as well as operating data, relating to the underlying properties for the six months ended June 30, 2009 and 2008.

	Six Months Ended June 30,
	2009		2008
Revenues:
Oil sales	$15,809,414	(a)	$40,461,859	(c)
Natural gas sales	7,308,075	(b)	15,771,948	(d)

Total revenues	23,117,489		56,233,807

Direct operating expenses:
Lease operating expenses	12,542,231		12,632,624
Production taxes	1,606,528		3,971,553
Cash settlement gains received on commodity derivatives	(10,182,992)		—

Total direct operating expenses	3,965,767		16,604,177

Excess of revenues over direct operating expenses	$19,151,722		$39,629,630

Operating data:
Oil (Bbls)	423,190	(a)	446,068	(c)
Natural gas (Mcf)	1,828,849	(b)	2,123,805	(d)

Total production (BOE)	727,998		800,035
Average Sales Prices:
Oil (per Bbl)	$37.36		$90.71
Effect of oil hedges on average price (per Bbl)	17.36		—

Oil net of hedging (per Bbl)	$54.72		$90.71

Natural gas (per Mcf)	$4.00		$7.43
Effect of natural gas hedges on average price (per Mcf)	1.55		—

Natural gas net of hedging (per Mcf)	$5.55		$7.43

Per BOE data:
Lease operating expenses	$17.23		$15.79
Production taxes	$2.21		$4.96
Drilling and development capital expenditures	$833,226		$2,719,761

(a)	Because of the one-month interval between the time crude oil volumes are produced and the receipt of oil sales proceeds by Whiting, oil volumes and sales for the six months ended June 30, 2009, as presented on a cash basis, generally represent crude oil production from December 2008 through May 2009.

(b)	Because of the two-month interval between the time natural gas volumes are produced and the receipt of natural gas sales proceeds by Whiting, natural gas volumes and sales for the six months ended June 30, 2009, as presented on a cash basis, generally represent gas production from November 2008 through April 2009.

(c)	Because of the one-month interval between the time crude oil volumes are produced and the receipt of oil sales proceeds by Whiting, oil volumes and sales for the six months ended June 30, 2008, as presented on a cash basis, generally represent crude oil production from December 2007 through May 2008.

(d)	Because of the two-month interval between the time natural gas volumes are produced and the receipt of natural gas sales proceeds by Whiting, natural gas volumes and sales for the six months ended June 30, 2008, as presented on a cash basis, generally represent gas production from November 2007 through April 2008.

Revenues. Oil and natural gas revenues decreased $33.1 million or 59% for the first half of 2009 compared to the same period in 2008. Revenues are a function of average sales prices and volumes sold. The average price realized for oil before the effects of hedging decreased 59% between periods, while the average price realized for natural gas before the effects of hedging decreased 46%. In addition, oil sales volumes decreased 5% or 22.9 MBbls compared to the same period in 2008, primarily due to normal field production decline, which was minimally offset by production from new wells drilled. Gas sales volumes also decreased 14% or 295 MMcf between periods primarily due to normal field decline, which was also minimally offset by production from new wells drilled. Based upon the reserve report at December 31, 2008, oil and gas production attributable to the underlying properties is expected to decline at a year over year rate of approximately 14.4% between 2009 and 2021.
Lease Operating Expenses. Lease operating expenses remained consistent, decreasing only $90,393 or 1%, from the first six months of 2008 to the first six months of 2009. Lease operating expenses per BOE increased from $15.79 during the first half of 2008 to $17.23 during the same period in 2009. The 9% increase on a BOE basis was caused by lower production volumes.
Production Taxes. Production taxes are generally calculated as a percentage of oil and gas revenues before the effects of hedging. All credits and exemptions allowed in the various taxing jurisdictions are fully utilized. Production taxes for the first half of 2009 and 2008 were 6.9% and 7.1%, respectively, of oil and gas sales.
Gain on Settlement of Commodity Derivatives. Whiting entered into certain costless collar hedge contracts in which the rights to any future hedge payments made or received were conveyed to the Trust on April 30, 2008. Cash settlements relating to the conveyed hedges resulted in a gain of $10.2 million for the six months ended June 30, 2009, which had the effect of increasing the average price of oil and natural gas net of hedging by $17.36 per Bbl and $1.55 per Mcf, respectively. There were no gains or losses recognized on hedges during the first half of 2008.
Excess of Revenues Over Direct Operating Expenses. Excess of revenues over direct operating expenses decreased $20.5 million from the first six months of 2008 to the same period in 2009. The reasons for this decrease included a 40% decrease in oil prices net of hedging and a 25% decrease in gas prices net of hedging between periods, in addition to a 9% decrease in equivalent volumes sold. These factors were offset by the decline in lease operating expenses and production taxes between periods.
Liquidity and Capital Resources
The Trust has no source of liquidity or capital resources other than cash flows from the NPI. Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly administrative fee to Whiting pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the NPI, subject to the hedge contracts, and other sources (such as interest earned on any amounts reserved by the Trustee) that quarter, over the Trust’s cash expenses for that quarter. Available funds are reduced by any cash the Trustee decides to hold as a reserve against future liabilities. The Trustee may borrow funds required to pay liabilities if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust’s administrative or incidental expenses. If the Trustee borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid.
Income to the Trust from the NPI is based on the calculation and definitions of “gross proceeds” and “net proceeds” contained in the conveyance, which is filed as an exhibit to this report, and reference is hereby made to the conveyance for the actual definitions of “gross proceeds” and “net proceeds”.
Although capital expenditures for the testing, drilling, completion, equipping, plugging back or recompletion of any well that is a part of the underlying properties cannot be deducted from gross proceeds pursuant to the terms of the conveyance agreement, Whiting incurred capital expenditures of $833,226 on the underlying properties that were not deducted from gross proceeds during the six months ended June 30, 2009, but which have the effect of ultimately accelerating the receipt of NPI net proceeds and thereby benefiting Trust unitholders.
The Trust does not have any transactions, arrangements or other relationships with unconsolidated entities or persons that could materially affect the Trust’s liquidity or the availability of capital resources.

Future Trust Distributions to Unitholders
On August 7, 2009, the Trustee announced the Trust distribution of net profits for the second quarterly payment period in 2009. Unitholders of record on August 19, 2009 are expected to receive a distribution amounting to $8.4 million or $0.605667 per Trust unit, which is payable on or before August 31, 2009. This distribution is expected to consist of net cash proceeds of $8.7 million paid by Whiting to the Trust, including cash receipts of $3.5 million (90% of $3.9 million) for commodity derivative contracts settled from April through June 2009 that offset lease operating expenses, less a provision of $300,000 for estimated Trust expenses and $35,345 for Montana state income tax withholdings.
Recent Accounting Pronouncements
For further information on the effects of recently adopted accounting pronouncements and the potential effects of new accounting pronouncements, refer to the Recent Accounting Pronouncements section in the Basis of Accounting footnote in the Notes to Financial Statements.
Critical Accounting Policies and Estimates
A disclosure of critical accounting policies which affect the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008. There have been no significant changes to the critical accounting policies during 2009.

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

	Oil Collars		Natural Gas Collars
		Weighted		Weighted
		Average Price		Average Price
	Volumes	(per Bbl)	Volumes	(per Mcf)
	(Bbls)	Floor / Ceiling	(Mcf)	Floor / Ceiling
Three Months Ending June 30, 2009	146,382	$76.00/$137.55	603,789	$6.00/$14.85
Three Months Ending September 30, 2009	142,530	$76.00/$136.41	578,610	$6.00/$15.60
Three Months Ending December 31, 2009	138,720	$76.00/$135.72	556,290	$7.00/$14.85
Three Months Ending March 31, 2010	135,252	$76.00/$135.09	536,709	$7.00/$18.65
Three Months Ending June 30, 2010	131,934	$76.00/$134.85	518,619	$6.00/$13.20
Three Months Ending September 30, 2010	128,898	$76.00/$134.89	502,749	$6.00/$14.00
Three Months Ending December 31, 2010	125,772	$76.00/$135.11	488,991	$7.00/$14.20
Three Months Ending March 31, 2011	122,934	$74.00/$139.68	472,800	$7.00/$17.40
Three Months Ending June 30, 2011	120,198	$74.00/$140.08	458,109	$6.00/$13.05
Three Months Ending September 30, 2011	117,510	$74.00/$140.15	444,489	$6.00/$13.65
Three Months Ending December 31, 2011	114,726	$74.00/$140.75	428,361	$7.00/$14.25
Three Months Ending March 31, 2012	112,236	$74.00/$141.27	413,820	$7.00/$15.55
Three Months Ending June 30, 2012	109,716	$74.00/$141.73	402,609	$6.00/$13.60
Three Months Ending September 30, 2012	107,226	$74.00/$141.70	390,519	$6.00/$14.45
Three Months Ending December 31, 2012	105,084	$74.00/$142.21	379,839	$7.00/$13.40
The collared hedges shown above have the effect of providing a protective floor while allowing Trust unitholders to share in upward pricing movements. Consequently, while these hedges are designed to decrease exposure to price decreases, they also have the effect of limiting the benefit of price increases beyond the ceiling. For the 2009 crude oil contracts listed above, a hypothetical $1.00 change in the NYMEX price above the ceiling price or below the floor price applied to the notional amounts would cause a change in the gain (loss) on hedging activities in 2009 of $427,632 to Whiting, of which 90% would be transferred to the Trust. For the 2009 natural gas contracts listed above, a hypothetical $0.10 change in the NYMEX price above the ceiling price or below the floor price applied to the notional amounts would cause a change in the gain (loss) on hedging activities in 2009 of $173,869 to Whiting, of which 90% would be transferred to the Trust.
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

Changes in Internal Control over Financial Reporting. During the quarter ended June 30, 2009, there has been no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Whiting.
PART II-OTHER INFORMATION

Item 1A.	Risk Factors.
Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. No material change to such risk factors has occurred during the three months ended June 30, 2009.

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

Date: August 14, 2009
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