Form 10-Q
period 2009-09-30
WHITING USA TRUST I
filed 2009-11-12
CIK 1417003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     As of November 3, 2009, 13,863,889 Units of Beneficial Interest in Whiting USA Trust I were outstanding.

GLOSSARY OF CERTAIN TERMS
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
FASB ASC — the Financial Accounting Standards Board Accounting Standards Codification.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
WHITING USA TRUST I
Statements of Assets, Liabilities and Trust Corpus
(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
Cash and short-term investments	$220,687	$131,584
Investment in net profits interest, net	83,792,249	97,798,149

Total assets	$84,012,936	$97,929,733

LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses	$220,677	$131,574
Trust corpus (13,863,889 Trust units issued and outstanding)	83,792,259	97,798,159

Total liabilities and Trust corpus	$84,012,936	$97,929,733

Statements of Distributable Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Income from net profits interest	$8,732,245	$21,546,068	$29,563,389	$36,325,105
General and administrative expenses	(130,275)	(372,338)	(685,897)	(549,422)
Cash reserves (withheld) used for Trust expenses	(169,725)	122,338	(89,103)	(578)
State income tax withholding	(35,345)	(139,323)	(112,543)	(235,499)

Distributable income	$8,396,900	$21,156,745	$28,675,846	$35,539,606

Distributable income per unit	$0.605667	$1.526032	$2.068384	$2.563466

Statements of Changes in Trust Corpus
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Trust corpus, beginning of period	$88,486,150	$107,959,552	$97,798,159	$10
Investment in net profits interest	—	—	—	111,223,059
Distributable income	8,396,900	21,156,745	28,675,846	35,539,606
Distributions to unitholders	(8,396,900)	(21,156,745)	(28,675,846)	(35,539,606)
Amortization of investment in net profits interest	(4,693,891)	(5,194,312)	(14,005,900)	(8,457,829)

Trust corpus, end of period	$83,792,259	$102,765,240	$83,792,259	$102,765,240

The accompanying notes are an integral part of these financial statements.

WHITING USA TRUST I
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
1. ORGANIZATION OF THE TRUST
Formation of the Trust — Whiting USA Trust I (the “Trust”) is a statutory trust formed in October 2007 under the Delaware Statutory Trust Act, pursuant to a trust agreement (the “Trust agreement”) among Whiting Oil and Gas Corporation and Equity Oil Company, as trustors, The Bank of New York Trust Company, N.A., as Trustee (The Bank of New York Trust Company, N.A. being subsequently renamed The Bank of New York Mellon Trust Company, N.A., and hereinafter referred to as “Trustee”), and Wilmington Trust Company, as Delaware Trustee (the “Delaware Trustee”). The initial capitalization of the Trust estate was funded by Whiting Petroleum Corporation (“Whiting”) in November 2007. Effective September 30, 2009, Equity Oil Company merged into Whiting Oil and Gas Corporation (“Whiting Oil and Gas”) with Whiting Oil and Gas as the surviving corporation. Whiting Oil and Gas, as referred to herein, is a subsidiary of Whiting and the successor to Equity Oil Company.
The Trust was created to acquire and hold a term net profits interest (“NPI”) for the benefit of the Trust unitholders pursuant to a conveyance to the Trust from Whiting Oil and Gas. The term NPI is an interest in underlying oil and natural gas properties located in the Rocky Mountains, Mid-Continent, Permian Basin and Gulf Coast regions (the “underlying properties”). The NPI is the only asset of the Trust, other than cash held for Trust expenses. These oil and gas properties include interests in 3,099 gross (385.4 net) producing oil and gas wells.
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
Initial Issuance of Trust units and Net Profits Interest Conveyance — In April 2008, the registration statement on Form S-1/S-3 (Registration No. 333-147543) filed by Whiting and the Trust in connection with the initial public offering of the Trust units was declared effective by the SEC. Subsequently, the Trust issued 13,863,889 Trust units to Whiting in exchange for the conveyance of the term NPI from Whiting Oil and Gas, as discussed above. Immediately thereafter, Whiting completed an initial public offering of units of beneficial interest in the Trust, selling 11,677,500 Trust units to the public. Whiting retained an ownership in 2,186,389 Trust units, or 15.8% of the total Trust units issued and outstanding.
2. BASIS OF ACCOUNTING
Interim Financial Statements — The accompanying unaudited financial information has been prepared by the Trustee in accordance with the instructions to Form 10-Q. The accompanying financial information is prepared on a comprehensive basis of accounting other than GAAP. The Trustee believes that the information furnished reflects all adjustments (consisting of normal and recurring adjustments) which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The Trust’s 2008 Annual Report on Form 10-K includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.
Term Net Profits Interest — The Trust uses the modified cash basis of accounting to report Trust receipts from the term NPI and payments of expenses incurred. The actual cash distributions to the Trust are made based on the terms of the conveyance creating the Trust’s NPI. The term NPI entitles the Trust to receive revenues (oil, gas and natural gas liquid sales) less expenses (the amount by which all royalties, lease operating expenses including well workover costs, production and property taxes, payments made by Whiting to the hedge counterparty upon settlements of hedge contracts, maintenance expenses, postproduction costs including plugging and abandonment, and producing overhead, exceed hedge payments received by Whiting under hedge contracts and other non-production revenue) of the underlying properties multiplied by 90% (term NPI percentage). Actual cash receipts may vary due to timing delays of cash receipts from the property operators or purchasers and due to wellhead and pipeline volume balancing agreements or practices.
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
e) Amortization of the investment in net profits interest is calculated based on the units-of-production method. Such amortization is charged directly to Trust corpus and does not affect cash earnings; and
f) The Trust evaluates impairment of the investment in net profits interest by comparing the undiscounted cash flows expected to be realized from the investment in net profits interest to its carrying value. If the expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the investment in net profits interest.
While these statements differ from financial statements prepared in accordance with GAAP, the modified cash basis of reporting revenues and distributions is considered the most meaningful because quarterly distributions to the Trust unitholders are based on net cash receipts. This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the SEC as specified by FASB ASC topic Extractive Activities — Oil and Gas: Financial Statements of Royalty Trusts.
Most accounting pronouncements apply to entities whose financial statements are prepared in accordance with GAAP, directing such entities to accrue or defer revenues and expenses in periods other than when such revenues are received or expenses are paid. Because the Trust’s financial statements are prepared on the modified cash basis, as described above, most accounting pronouncements are not applicable to the Trust’s financial statements.
Recent Accounting Pronouncements— On December 31, 2008, the SEC published the final rules and interpretations updating its oil and gas reporting requirements. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations. Key revisions include the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, permitting disclosure of probable and possible reserves, and changes to the pricing used to determine reserves in that companies must use a 12-month average price. Such average is calculated using the first-day-of-the-month price for each of the 12 months that make up the reporting period. The SEC will require companies to comply with the amended disclosure requirements for registration statements filed after January 1, 2010, and for annual reports for fiscal years ending on or after December 31, 2009. Early adoption is not permitted. The Trust is currently assessing the impact that the adoption will have on its disclosures, operating results and financial statements.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, as codified in FASB ASC topic Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. This standard establishes only two levels of GAAP, authoritative and nonauthoritative. The FASB ASC was not intended to change or alter existing GAAP, and the Trust’s adoption effective July 1, 2009 did not therefore have any impact on its financial statements other than to modify certain existing disclosures. The FASB ASC will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the FASB ASC will become nonauthoritative. FASB ASC is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. Upon adoption in the third quarter of 2009, the Trust began to use the new guidelines and numbering system prescribed by the FASB ASC when referring to GAAP.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), as codified in FASB ASC topic Subsequent Events. This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for fiscal years and interim periods ended after June 15, 2009. The Trust adopted SFAS 165 effective April 1, 2009, which did not have an impact on the Trust’s financial statements, other than additional disclosures.
3. INVESTMENT IN NET PROFITS INTEREST
Whiting Oil and Gas conveyed the NPI to the Trust in exchange for 13,863,889 Trust units. The investment in net profits interest was recorded at the historical cost of Whiting on April 30, 2008, the date of conveyance, and was determined to be $123,581,177, of which $111,223,059 (90% of the NPI) was attributed to the Trust. As of September 30, 2009 and December 31, 2008, accumulated amortization of the investment in net profits interest was $27,430,810 and $13,424,910, respectively.
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
6. RELATED PARTY TRANSACTIONS
Capital Expenditures — During the nine months ended September 30, 2009, Whiting incurred $819,828 of capital expenditures on the underlying properties related to the drilling and completing of oil and gas wells, capital workovers, facility upgrades and well recompletions performed to secure production from new horizons, which may have the effect of ultimately increasing current and future period NPI net proceeds and thereby benefiting the Trust unitholders by accelerating their return on investment. Pursuant to the terms of the conveyance agreement, however, Whiting did not deduct, nor will it deduct in the future, such capital expenditures from the NPI gross proceeds or related distributions to the Trust.
Operating Overhead — Pursuant to the terms of the applicable operating agreements, Whiting deducts from the gross proceeds an overhead fee to operate those underlying properties for which Whiting has been designated as the operator. Additionally, for those underlying properties for which Whiting is the operator but for which there is no operating agreement, Whiting deducts from the gross proceeds an overhead fee calculated in the same manner Whiting allocates overhead to other similarly owned properties. The operating overhead activities include various engineering, legal, and administrative functions. For the three and nine months ended September 30, 2009, the Trust’s portion of the monthly charge totaled $447,572 and $1,315,368, respectively, and averaged $404 per active operated well. The fee is adjusted annually pursuant to COPAS guidelines and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers.
Administrative Services Fee — Under the terms of the administrative services agreement, the Trust pays a quarterly administration fee of $50,000 to Whiting 60 days following the end of each calendar quarter. General and administrative expenses in the Trust’s statements of distributable income for the three and nine months ending September 30, 2009 include $0 and $100,000, respectively, for quarterly administrative fees paid to Whiting.
The administrative fees for both the first and second quarters of 2008 were billed and paid during the third quarter of 2008. As the Trust uses the modified cash basis of accounting, general and administrative expenses in the Trust’s statements of distributable income for the three and nine months ending September 30, 2008 reflect $100,000 for quarterly administrative fees paid to Whiting.
Trustee Administrative Fee — Under the terms of the Trust agreement, the Trust pays an annual administrative fee to the Trustee of $160,000, paid in four quarterly installments of $40,000 each and is billed in arrears. General and administrative expenses in the Trust’s statements of distributable income for the three and nine months ending September 30, 2009 include $40,000 and $120,000, respectively, for quarterly administrative fees paid to the Trustee.
Since the Trust began operations in the second quarter of 2008, no fees were charged for the first quarter of 2008, and the Trustee’s administrative fees for the second quarter of 2008 were paid during the third quarter of 2008. As the Trust uses the modified cash basis of accounting, general and administrative expenses in the Trust’s statements of distributable income for the three and nine months ended September 30, 2008 include $40,000 for quarterly administrative fees paid to the Trustee.
7. SUBSEQUENT EVENTS
The Trustee has evaluated subsequent events through November 12, 2009, the date that these financial statements were issued. The following information is disclosed as a nonrecognized subsequent event:
On November 6, 2009, the Trustee announced the Trust distribution of net profits for the third quarterly payment period in 2009. Unitholders of record on November 19, 2009 are expected to receive a distribution amounting to $8.4 million or $0.608855 per Trust unit, which is payable on or before November 30, 2009. This distribution is expected to consist of net cash proceeds of $8.8 million paid by Whiting to the Trust, including cash receipts of $2.3 million (90% of $2.6 million) for commodity derivative contracts settled from July through September 2009, less a provision of $275,000 for estimated Trust expenses and $68,258 for Montana state income tax withholdings.
* * * * * * *

Item 2.	Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.
References to the “Trust” in this item refer to Whiting USA Trust I, while references to “Whiting” in this document refer to Whiting Petroleum Corporation and its wholly-owned subsidiary Whiting Oil and Gas Corporation.
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
Note Regarding Forward-Looking Statements
This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including without limitation the statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. No assurance can be given that such expectations will prove to have been correct. When used in this document, the words “believes,” “expects,” “anticipates,” “projects,” “intends” or similar expressions are intended to identify such forward-looking statements. The following important factors, in addition to those discussed elsewhere in this Form 10-Q, could affect the future results of the energy industry in general, and Whiting and the Trust in particular, and could cause actual results to differ materially from those expressed in such forward-looking statements:
•	the effect of changes in commodity prices and conditions in the capital markets;

•	the effects of global credit, financial and economic issues;

•	uncertainty of estimates of oil and natural gas reserves and production;

•	risks incident to the operation of oil and natural gas wells;

•	future production costs;

•	the inability to access oil and natural gas markets due to market conditions or operational impediments;

•	failure of the underlying properties to yield oil or natural gas in commercially viable quantities;

•	the effect of existing and future laws and regulatory actions;

•	competition from others in the energy industry;

•	risks arising out of hedge contracts;

•	inflation or deflation; and

•	other risks described under the caption “Risk Factors” in the Trust’s Annual Report filed on Form 10-K.
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

Oil and natural gas prices have fallen significantly since their third quarter 2008 levels. The daily average NYMEX oil price was $118.13 per Bbl for the third quarter of 2008, $58.75 per Bbl for the fourth quarter of 2008 and $57.13 per Bbl for the first nine months of 2009. Similarly, the daily average NYMEX natural gas prices have declined from $10.27 per Mcf for the third quarter of 2008 to $6.96 per Mcf for the fourth quarter of 2008 and $3.93 for the first nine months of 2009. In general, lower oil and gas prices on production from the underlying properties could cause the following: (i) a reduction in the amount of the net proceeds to which the Trust is entitled; (ii) an extension of the length of time required to produce 9.11 MMBOE (8.20 MMBOE to the 90% NPI); and (iii) a reduction in the amount of oil, natural gas and natural gas liquids that is economic to produce from the underlying properties.
Results of Trust Operations
Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
The Trust was formed in October 2007. The conveyance of the NPI, however, did not occur until April 2008. As a result, the Trust did not recognize any income or make any distributions during the quarter ended March 31, 2008. The following is a summary of income from net profits interest received by the Trust for the nine months ended September 30, 2009 (consisting of the February, May and August 2009 distributions) and September 30, 2008 (consisting of the May and August 2008 distributions):

	Nine Months Ended September 30,
	2009		2008
Sales Volumes:
Oil from underlying properties (Bbls)	640,095	(a)	439,010	(c)
Natural gas from underlying properties (Mcf)	2,785,312	(b)	1,788,331	(d)

Total production (BOE)	1,104,314		737,065
Average Sales Prices:
Oil (per Bbl)	$45.76		$96.02
Effect of oil hedges on average price (per Bbl)	17.09		(0.22)

Oil net of hedging (per Bbl)	$62.85		$95.80

Natural gas (per Mcf)	$4.43		$8.19
Effect of natural gas hedges on average price (per Mcf)	1.13		—

Natural gas net of hedging (per Mcf)	$5.56		$8.19
Costs (per BOE):
Lease operating expenses	$18.10		$16.69
Production taxes	$2.60		$5.48
Revenues:
Oil sales	$29,291,050	(a)	$42,155,092	(c)
Natural gas sales	12,337,809	(b)	14,640,784	(d)

Total revenues	$41,628,859		$56,795,876
Costs:
Lease operating expenses	$19,984,966		$12,301,866
Production taxes	2,873,809		4,037,136
Cash settlement payments (gains received) on commodity derivatives	(14,078,124)		95,646

Total costs	$8,780,651		$16,434,648

Net proceeds	$32,848,208		$40,361,228

Net profits percentage	90%		90%

Income from net profits interest	$29,563,389		$36,325,105

(a)	Oil volumes and sales for the nine months ended September 30, 2009 generally represent crude oil production from October 2008 through June 2009.

(b)	Natural gas volumes and sales for the nine months ended September 30, 2009 generally represent gas production from September 2008 through May 2009.

(c)	Oil volumes and sales for the nine months ended September 30, 2008 generally represent crude oil production from January through June 2008.

(d)	Natural gas volumes and sales for the nine months ended September 30, 2008 generally represent gas production from January through May 2008.

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
Revenues. Oil and natural gas revenues decreased $15.2 million or 27% for the first nine months of 2009 compared to the same period in 2008. Revenues are a function of volumes sold and average sales prices. Oil sales volumes increased 46% or 201 MBOE and gas sales volumes increased 56% or 997 MMcf for the nine months ended September 30, 2009 as compared to the same period in 2008. These volume increases were due to the fact that there were three NPI distributions and therefore nine months of oil and gas production for the nine months ended September 30, 2009 compared to only two NPI distributions, which included six months of oil and five months of gas production, during the nine months ended September 30, 2008. There were only two NPI distributions during the nine months ending September 30, 2008 because the NPI was conveyed effective for production from the underlying properties beginning January 1, 2008. Despite this increase in production volumes between periods, oil and gas production attributable to the underlying properties is estimated to decline at a rate of approximately 14.4% annually from 2009 to 2021, based on the reserve report at December 31, 2008. More than offsetting this increase in volumes between periods was a substantial decline in realized commodity prices. The average price realized for oil before the effects of hedging decreased 52% between periods, and the average price realized for natural gas before the effects of hedging decreased 46%.
Lease Operating Expenses. Lease operating expenses increased $7.7 million or 62% from the first nine months of 2008 to the first nine months of 2009 because there were three NPI distributions and therefore nine months of LOE during the nine months ended September 30, 2009, as compared to two NPI distributions and only six months of LOE during the nine months ended September 30, 2008. Lease operating expenses per BOE increased from $16.69 during the first nine months of 2008 to $18.10 during the same period in 2009. The 8% increase on a BOE basis was primarily caused by the timing of receipt and cash disbursements for expenditures.
Production Taxes. Production taxes are generally calculated as a percentage of oil and gas revenues before the effects of hedging. All credits and exemptions allowed in the various taxing jurisdictions are fully utilized. Production taxes during the first nine months of 2009 decreased $1.2 million or 29% over the same period in 2008, primarily due to lower oil and natural gas sales between periods. Production taxes for the first nine months of 2009 and 2008 were 6.9% and 7.1%, respectively, of oil and gas sales.
Cash Settlements on Commodity Derivatives. Whiting entered into certain costless collar hedge contracts for the benefit of the Trust prior to the conveyance. Cash settlements relating to the hedges resulted in a gain of $14.1 million for the nine months ended September 30, 2009, which had the effect of increasing the average price of oil and natural gas net of hedging by $17.09 per Bbl and $1.13 per Mcf, respectively. Cash settlements relating to the hedges resulted in a deduction of $95,646, or $0.22 per Bbl, for the nine months ended September 30, 2008. There were no cash settlements on natural gas derivatives for the nine months ended September 30, 2008.
Distributable Income. For the nine months ended September 30, 2009, the Trust’s distributable income was $28.7 million and was based on income from net profits interest of $29.6 million less estimated Trust expenses of $775,000 and Montana state income tax withholdings of $112,543. This compares to distributable income of $35.5 million during the first nine months of 2008, which was based on income from net profits interest of $36.3 million less $550,000 for estimated Trust expenses and $235,499 for Montana state income tax withholdings.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
The following is a summary of income from net profits interest received by the Trust for the three months ended September 30, 2009 (consisting of the August 2009 distribution) and September 30, 2008 (consisting of the August 2008 distribution):

	Three Months Ended September 30,
	2009		2008
Sales Volumes:
Oil from underlying properties (Bbls)	219,964	(a)	234,986	(c)
Natural gas from underlying properties (Mcf)	939,727	(b)	998,476	(d)

Total production (BOE)	376,585		401,399
Average Sales Prices:
Oil (per Bbl)	$47.21		$103.93
Effect of oil hedges on average price (per Bbl)	10.91		(0.40)

Oil net of hedging (per Bbl)	$58.12		$103.53

Natural gas (per Mcf)	$3.04		$8.86
Effect of natural gas hedges on average price (per Mcf)	1.55		—

Natural gas net of hedging (per Mcf)	$4.59		$8.86
Costs (per BOE):
Lease operating expenses	$17.06		$17.18
Production taxes	$2.58		$5.82
Revenues:
Oil sales	$10,385,451	(a)	$24,423,282	(c)
Natural gas sales	2,852,156	(b)	8,844,908	(d)

Total revenues	$13,237,607		$33,268,190
Costs:
Lease operating expenses	$6,424,668		$6,896,759
Production taxes	970,054		2,335,709
Cash settlement payments (gains received) on commodity derivatives	(3,859,608)		95,646

Total costs	$3,535,114		$9,328,114

Net proceeds	$9,702,493		$23,940,076

Net profits percentage	90%		90%

Income from net profits interest	$8,732,245		$21,546,068

(a)	Oil volumes and sales for the three months ended September 30, 2009 generally represent crude oil production from April through June 2009.

(b)	Natural gas volumes and sales for the three months ended September 30, 2009 generally represent gas production from March through May 2009.

(c)	Oil volumes and sales for the three months ended September 30, 2008 generally represent crude oil production from April through June 2008.

(d)	Natural gas volumes and sales for the three months ended September 30, 2008 generally represent gas production from March through May 2008.
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
Revenues. Oil and natural gas revenues decreased $20.0 million during the quarter ended September 30, 2009 as compared to the same period in 2008. Revenues are a function of average sales prices and volumes sold. The decrease in revenues between periods was primarily due to the significant decline in market prices for oil and natural gas. The average price for oil before the effects of hedging decreased 55%, while the average price for natural gas before the effects of hedging decreased 66%. Oil sales volumes decreased 6% or 15 MBOE and gas sales volumes decreased 6% or 59 MMcf in the third quarter of 2009 as compared to the same period in 2008, primarily due to normal field decline. Oil and gas production attributable to the underlying properties is estimated to decline at a rate of approximately 14.4% annually from 2009 to 2021, based on the reserve report at December 31, 2008.
Lease Operating Expenses. Lease operating expenses decreased $472,091 or 7% from the third quarter of 2008 to the third quarter of 2009 due to lower ad valorem taxes and a lower level of required well maintenance activities. For these same reasons, lease operating expenses per BOE decreased from $17.18 during the third quarter of 2008 to $17.06 during the same period in 2009.
Production Taxes. Production taxes are generally calculated as a percentage of oil and gas revenues before the effects of hedging. All credits and exemptions allowed in the various taxing jurisdictions are fully utilized. Production taxes during the third quarter of 2009 decreased $1.4 million or 58% over the same period in 2008, primarily due to lower oil and natural gas sales. Production taxes for the third quarter of 2009 and 2008 were 7.3% and 7.0%, respectively, of oil and gas sales.
Cash Settlements on Commodity Derivatives. Whiting entered into certain costless collar hedge contracts for the benefit of the Trust prior to the conveyance. Cash settlements relating to the hedges resulted in a gain of $3.9 million for the three months ended September 30, 2009, which had the effect of increasing the average price of oil and natural gas net of hedging by $10.91 per Bbl and $1.55 per Mcf, respectively. Cash settlements relating to the hedges resulted in a deduction of $95,646, or $0.40 per Bbl, for the three months ended September 30, 2008. There were no cash settlements on natural gas derivatives for the three months ended September 30, 2008.
Distributable Income. For the three months ended September 30, 2009, the Trust’s distributable income was $8.4 million and was based on income from net profits interest of $8.7 million less estimated Trust expenses of $300,000 and Montana state income tax withholdings of $35,345. This compares to distributable income of $21.2 million during the third quarter of 2008, which was based on income from net profits interest of $21.5 million less $250,000 for estimated Trust expenses and $139,323 for Montana state income tax withholdings.
Results of Underlying Property Operations
Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
Because the Trust had not engaged in any activities during the three months ended March 31, 2008 other than organizational activities, the Trust is providing financial information with respect to the underlying properties for the nine months ended September 30, 2009 and 2008 so that investors can review comparative results of operations for those periods. The underlying properties’ results of operations for the nine months ended September 30, 2009 and 2008 are presented on a cash basis of accounting in the table below and in the related comparative period discussion, and this cash basis presentation is consistent with the Trust’s financial statements, which have been prepared on a modified cash basis. The table below sets forth revenues and direct operating expenses, as well as operating data, relating to the underlying properties for the nine months ended September 30, 2009 and 2008.

	Nine Months Ended September 30,
	2009		2008
Revenues:
Oil sales	$27,513,927	(a)	$66,206,782	(c)
Natural gas sales	10,124,679	(b)	27,176,069	(d)

Total revenues	37,638,606		93,382,851

Direct operating expenses:
Lease operating expenses	18,660,916		19,808,005
Production taxes	2,673,376		6,542,209
Cash settlement payments (gains received) on commodity derivatives	(12,767,693)		175,949

Total direct operating expenses	8,566,599		26,526,163

Excess of revenues over direct operating expenses	$29,072,007		$66,856,688

Operating data:
Oil (Bbls)	634,688	(a)	666,344	(c)
Natural gas (Mcf)	2,730,929	(b)	3,224,839	(d)

Total production (BOE)	1,089,843		1,203,818
Average Sales Prices:
Oil (per Bbl)	$43.35		$99.36
Effect of oil hedges on average price (per Bbl)	13.31		(0.27)

Oil net of hedging (per Bbl)	$56.66		$99.09

Natural gas (per Mcf)	$3.71		$8.43
Effect of natural gas hedges on average price (per Mcf)	1.58		—

Natural gas net of hedging (per Mcf)	$5.29		$8.43

Per BOE data:
Lease operating expenses	$17.12		$16.45
Production taxes	$2.45		$5.43
Drilling and development capital expenditures	$819,828		$4,372,263

(a)	Because of the one-month interval between the time crude oil volumes are produced and the receipt of oil sales proceeds by Whiting, oil volumes and sales for the nine months ended September 30, 2009, as presented on a cash basis, generally represent crude oil production from December 2008 through August 2009.

(b)	Because of the two-month interval between the time natural gas volumes are produced and the receipt of natural gas sales proceeds by Whiting, natural gas volumes and sales for the nine months ended September 30, 2009, as presented on a cash basis, generally represent gas production from November 2008 through July 2009.

(c)	Because of the one-month interval between the time crude oil volumes are produced and the receipt of oil sales proceeds by Whiting, oil volumes and sales for the nine months ended September 30, 2008, as presented on a cash basis, generally represent crude oil production from December 2007 through August 2008.

(d)	Because of the two-month interval between the time natural gas volumes are produced and the receipt of natural gas sales proceeds by Whiting, natural gas volumes and sales for the nine months ended September 30, 2008, as presented on a cash basis, generally represent gas production from November 2007 through July 2008.
Revenues. Oil and natural gas revenues decreased $55.7 million or 60% for the first nine months of 2009 compared to the same period in 2008. Revenues are a function of average sales prices and volumes sold. The average price realized for both crude oil and natural gas before the effects of hedging each decreased 56% between periods. In addition, oil sales volumes decreased 5% or 32 MBbls compared to the same period in 2008, primarily due to normal field production decline, which was minimally offset by production from new wells drilled. Gas sales volumes decreased 15% or 494 MMcf between periods primarily due to normal field decline, which was also minimally offset by production from new wells drilled. Based upon the reserve report at December 31, 2008, oil and gas production attributable to the underlying properties is estimated to decline at a rate of approximately 14.4% annually from 2009 to 2021.
Lease Operating Expenses. Lease operating expenses decreased $1.1 million or 6%, from the first nine months of 2008 to the first nine months of 2009, primarily due to lower ad valorem taxes and fuel costs and a lower level of required well maintenance activities. Lease operating expenses per BOE increased from $16.45 during the first nine months of 2008 to $17.12 during the same period in 2009. The 4% increase on a BOE basis was caused by a greater decrease in production volumes than in cash costs incurred.

Production Taxes. Production taxes are generally calculated as a percentage of oil and gas revenues before the effects of hedging. All credits and exemptions allowed in the various taxing jurisdictions are fully utilized. Production taxes during the first nine months of 2009 decreased $3.9 million or 59% over the same period in 2008, primarily due to lower oil and natural gas sales. Production taxes for the first nine months of 2009 and 2008 were 7.1% and 7.0%, respectively, of oil and gas sales.
Cash Settlements on Commodity Derivatives. Whiting entered into certain costless collar hedge contracts in which the rights to any future hedge payments made or received were conveyed to the Trust on April 30, 2008. Cash settlements relating to the conveyed hedges resulted in a gain of $12.8 million for the nine months ended September 30, 2009, which had the effect of increasing the average price of oil and natural gas net of hedging by $13.31 per Bbl and $1.58 per Mcf, respectively. Cash settlements relating to the conveyed hedges resulted in a deduction of $175,949, or $0.27 per Bbl, for the nine months ended September 30, 2008. There were no cash settlements on natural gas derivatives for the nine months ended September 30, 2008.
Excess of Revenues Over Direct Operating Expenses. Excess of revenues over direct operating expenses decreased $37.8 million from the first nine months of 2008 to the same period in 2009. The reasons for this decrease included a 43% decline in oil prices net of hedging and a 37% decline in gas prices net of hedging between periods, in addition to a 9% decrease in equivalent volumes sold. These factors were partially offset by lower lease operating expenses and production taxes between periods.
Liquidity and Capital Resources
The Trust has no significant sources of liquidity or capital resources other than cash flows from the NPI. Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly administrative fee to Whiting pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the NPI, which is in turn subject to hedge contracts, and other sources (such as interest earned on any amounts reserved by the Trustee) that quarter over the Trust’s cash expenses for that quarter. Available funds are reduced by any cash the Trustee decides to hold as a reserve against future liabilities. The Trustee may borrow funds required to pay liabilities if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust’s administrative or incidental expenses. If the Trustee borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid.
Income to the Trust from the NPI is based on the calculation and definitions of “gross proceeds” and “net proceeds” contained in the conveyance, which is filed as an exhibit to this report, and reference is hereby made to the conveyance for the actual definitions of “gross proceeds” and “net proceeds”.
Although capital expenditures for the testing, drilling, completion, equipping, plugging back or recompletion of any well that is a part of the underlying properties cannot be deducted from gross proceeds pursuant to the terms of the conveyance agreement, Whiting incurred capital expenditures of $819,828 on the underlying properties that were not deducted from gross proceeds during the nine months ended September 30, 2009, but which may have the effect of ultimately accelerating the receipt of NPI net proceeds and thereby benefiting Trust unitholders by accelerating their return on investment.
The Trust does not have any transactions, arrangements or other relationships with unconsolidated entities or persons that could materially affect the Trust’s liquidity or the availability of capital resources.
Future Trust Distributions to Unitholders
On November 6, 2009, the Trustee announced the Trust distribution of net profits for the third quarterly payment period in 2009. Unitholders of record on November 19, 2009 are expected to receive a distribution amounting to $8.4 million or $0.608855 per Trust unit, which is payable on or before November 30, 2009. This distribution is expected to consist of net cash proceeds of $8.8 million paid by Whiting to the Trust, including cash receipts of $2.3 million (90% of $2.6 million) for commodity derivative contracts settled from July through September 2009, less a provision of $275,000 for estimated Trust expenses and $68,258 for Montana state income tax withholdings.

Recent Accounting Pronouncements
On December 31, 2008, the SEC published the final rules and interpretations updating its oil and gas reporting requirements. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations. Key revisions include the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, permitting disclosure of probable and possible reserves, and changes to the pricing used to determine reserves in that companies must use a 12-month average price. Such average is calculated using the first-day-of-the-month price for each of the 12 months that make up the reporting period. The SEC will require companies to comply with the amended disclosure requirements for registration statements filed after January 1, 2010, and for annual reports for fiscal years ending on or after December 31, 2009. Early adoption is not permitted. The Trust is currently assessing the impact that the adoption will have on its disclosures, operating results and financial statements.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, as codified in FASB ASC topic Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. This standard establishes only two levels of GAAP, authoritative and nonauthoritative. The FASB ASC was not intended to change or alter existing GAAP, and the Trust’s adoption effective July 1, 2009 did not therefore have any impact on its financial statements other than to modify certain existing disclosures. The FASB ASC will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the FASB ASC will become nonauthoritative. FASB ASC is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. Upon adoption in the third quarter of 2009, the Trust began to use the new guidelines and numbering system prescribed by the FASB ASC when referring to GAAP.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), as codified in FASB ASC topic Subsequent Events. This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for fiscal years and interim periods ended after June 15, 2009. The Trust adopted SFAS 165 effective April 1, 2009, which did not have an impact on the Trust’s financial statements, other than additional disclosures.
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
Commodity Hedge Contracts
The primary asset of and source of income to the Trust is the term NPI, which generally entitles the Trust to receive 90% of the net proceeds from oil and gas production from the underlying properties. Consequently, the Trust is exposed to market risk from fluctuations in oil and gas prices. However, the NPI is subject to commodity hedge contracts in the form of costless collars, which reduce its exposure to commodity price volatility.
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
The collared hedges shown above have the effect of providing a protective floor while allowing Trust unitholders to share in upward pricing movements. Consequently, while these hedges are designed to decrease exposure to price decreases, they also have the effect of limiting the benefit of price increases beyond the ceiling. For the crude oil contracts listed above, a hypothetical $5.00 change in the NYMEX price above the ceiling price or below the floor price applied to the notional amounts of contracts expiring in the next twelve months would cause a change in the gain (loss) on hedging activities over that same period of $2.7 million to Whiting, of which 90% would be transferred to the Trust. For the natural gas contracts listed above, a hypothetical $0.50 change in the NYMEX price above the ceiling price or below the floor price applied to the notional amounts of contracts expiring in the next twelve months would cause a change in the gain (loss) on hedging activities over the same period of $1.1 million to Whiting, of which 90% would be transferred to the Trust.
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
Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2009, there has been no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Whiting.

PART II-OTHER INFORMATION
Item 1A. Risk Factors.
Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. No material change to such risk factors has occurred during the three months ended September 30, 2009.
Item 6. Exhibits.
The exhibits listed in the accompanying index to exhibits are filed as part of the Quarterly Report on Form 10-Q.

Exhibit
Number		Description
3.1*	—	Certificate of Trust of Whiting USA Trust I (Incorporated herein by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (Registration No. 333-147543))

3.2*	—	Amended and Restated Trust Agreement, dated April 30, 2008, among Whiting Oil and Gas Corporation, Equity Oil Company (subsequently merged into Whiting Oil and Gas Corporation), The Bank of New York Mellon Trust Company, N.A. (formerly known as (f/k/a) The Bank of New York Trust Co., N.A.) as Trustee and Wilmington Trust Company as Delaware Trustee. (Incorporated herein by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed on April 30, 2008 (File No. 001-34026))

10.1*	—	Conveyance of Net Profits Interest, dated April 30, 2008, from Whiting Oil and Gas Corporation and Equity Oil Company (subsequently merged into Whiting Oil and Gas Corporation), to The Bank of New York Mellon Trust Company, N.A. (f/k/a The Bank of New York Trust Co., N.A.) as Trustee of Whiting USA Trust I. (Incorporated herein by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on April 30, 2008 (File No. 001-34026))

10.2*	—	Administrative Services Agreement, dated April 30, 2008, by and between Whiting Oil and Gas Corporation and The Bank of New York Mellon Trust Company, N.A. (f/k/a The Bank of New York Trust Co., N.A.) as Trustee of Whiting USA Trust I. (Incorporated herein by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed on April 30, 2008 (File No. 001-34026))

10.3*	—	Registration Rights Agreement, dated April 30, 2008, by and between Whiting Petroleum Corporation and The Bank of New York Mellon Trust Company, N.A. (f/k/a The Bank of New York Trust Co., N.A.) as Trustee of Whiting USA Trust I. (Incorporated herein by reference to Exhibit 10.3 to the Trust’s Current Report on Form 8-K filed on April 30, 2008 (File No. 001-34026))

31	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
Date: November 12, 2009
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

EXHIBIT INDEX

Exhibit
Number		Description
3.1*	—	Certificate of Trust of Whiting USA Trust I (Incorporated herein by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (Registration No. 333-147543))

3.2*	—	Amended and Restated Trust Agreement, dated April 30, 2008, among Whiting Oil and Gas Corporation, Equity Oil Company (subsequently merged into Whiting Oil and Gas Corporation), The Bank of New York Mellon Trust Company, N.A. (f/k/a The Bank of New York Trust Co., N.A.) as Trustee and Wilmington Trust Company as Delaware Trustee. (Incorporated herein by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed on April 30, 2008 (File No. 001-34026))

10.1*	—	Conveyance of Net Profits Interest, dated April 30, 2008, from Whiting Oil and Gas Corporation and Equity Oil Company (subsequently merged into Whiting Oil and Gas Corporation), to The Bank of New York Mellon Trust Company, N.A. (f/k/a The Bank of New York Trust Co., N.A.) as Trustee of Whiting USA Trust I. (Incorporated herein by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on April 30, 2008 (File No. 001-34026))

10.2*	—	Administrative Services Agreement, dated April 30, 2008, by and between Whiting Oil and Gas Corporation and The Bank of New York Mellon Trust Company, N.A. (f/k/a The Bank of New York Trust Co., N.A.) as Trustee of Whiting USA Trust I. (Incorporated herein by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed on April 30, 2008 (File No. 001-34026))

10.3*	—	Registration Rights Agreement, dated April 30, 2008, by and between Whiting Petroleum Corporation and The Bank of New York Mellon Trust Company, N.A. (f/k/a The Bank of New York Trust Co., N.A.) as Trustee of Whiting USA Trust I. (Incorporated herein by reference to Exhibit 10.3 to the Trust’s Current Report on Form 8-K filed on April 30, 2008 (File No. 001-34026))

31	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(* Asterisk indicates exhibit previously filed with the SEC and incorporated herein by reference.)