Form 10-K
period 2009-12-31
WHITING USA TRUST I
filed 2010-03-15
CIK 1417003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for The Fiscal Year Ended December 31, 2009

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of Units of Beneficial Interest in Whiting USA Trust I held by non-affiliates at the closing sales price on June 30, 2009 of $11.10 was $153,889,168.
As of March 10, 2010, 13,863,889 Units of Beneficial Interest in Whiting USA Trust I were outstanding.
Documents Incorporated By Reference: None

ii

     References to the “Trust” in this document refer to Whiting USA Trust I. References to “Whiting” in this document refer to Whiting Petroleum Corporation and its wholly-owned subsidiary, Whiting Oil and Gas Corporation. References to “Whiting Oil and Gas” in this document refer to Whiting Oil and Gas Corporation, a wholly owned subsidiary of Whiting Petroleum Corporation and the successor to Equity Oil Company. Equity Oil Company was merged into Whiting Oil and Gas Corporation effective September 30, 2009. The merger did not have an effect on the Trust.
FORWARD-LOOKING STATEMENTS
     This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K, including without limitation the statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operation” are forward-looking statements. No assurance can be given that such expectations will prove to have been correct. When used in this document, the words “believes,” “expects,” “anticipates,” “intends” or similar expressions are intended to identify such forward-looking statements. The following important factors, in addition to those discussed elsewhere in this Form 10-K, could affect the future results of the energy industry in general, and Whiting and the Trust in particular, and could cause actual results to differ materially from those expressed in such forward-looking statements:
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
     Bcf — One billion cubic feet of natural gas.
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
     FASB — Financial Accounting Standards Board.
     FASB ASC — The FASB Accounting Standards Codification.
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
     MBOE — One thousand BOE.
     MMBOE — One million BOE.
     Mcf — One thousand standard cubic feet of natural gas.

     MMcf — One million standard cubic feet of natural gas.
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
     Proved developed reserves — Proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well.
     Proved reserves— Those reserves which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs and under existing economic conditions, operating methods and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced, or the operator must be reasonably certain that it will commence the project, within a reasonable time.
The area of the reservoir considered as proved includes all of the following:
a.	The area identified by drilling and limited by fluid contacts, if any, and
b.	Adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible oil or gas on the basis of available geoscience and engineering data.
Reserves that can be produced economically through application of improved recovery techniques (including, but not limited to, fluid injection) are included in the proved classification when both of the following occur:
a.	Successful testing by a pilot project in an area of the reservoir with properties no more favorable than in the reservoir as a whole, the operation of an installed program in the reservoir or an analogous reservoir, or other evidence using reliable technology establishes the reasonable certainty of the engineering analysis on which the project or program was based, and
b.	The project has been approved for development by all necessary parties and entities, including governmental entities.
Existing economic conditions include prices and costs at which economic producibility from a reservoir is to be determined. The price shall be the average price during the 12-month period before the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.
     Reasonable certainty — If deterministic methods are used, reasonable certainty means a high degree of confidence that the quantities will be recovered. If probabilistic methods are used, there should be at least a 90 percent probability that the quantities actually recovered will equal or exceed the estimate. A high degree of confidence exists if the quantity is much more likely to be achieved than not, and, as changes due to increased availability of geoscience (geological, geophysical and geochemical) engineering, and economic data are made to estimated ultimate recovery with time, reasonably certain estimated ultimate recovery is much more likely to increase or remain constant than to decrease.
     Recompletion — The completion for production of an existing well bore in another formation from which that well has been previously completed.
     Reserves — Estimated remaining quantities of oil and gas and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering oil and gas or related substances to market, and all permits and financing required to implement the project.
     Reservoir — A porous and permeable underground formation containing a natural accumulation of producible crude oil and/or natural gas that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.
     Standardized Measure of Discounted Future Net Cash Flows — Also referred to herein as “standardized measure.” The discounted future net cash flows relating to proved reserves based on, the average price during the 12 month period before the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period (unless prices are defined by contractual arrangements, excluding escalations based upon future conditions), current costs and statutory tax rates, and a 10% annual discount rate.
     Working Interest — The interest in a crude oil and natural gas property (normally a leasehold interest) that gives the owner the right to drill, produce and conduct operations on the property and to share in production, subject to all royalties, overriding royalties and other burdens and to share in all costs of exploration, development and operations and all risks in connection therewith.
     Workover — Operations on a producing well to restore or increase production.

PART I

Item 1.	Business
General
     Whiting USA Trust I is a statutory trust formed in October 2007 under the Delaware Statutory Trust Act, pursuant to a trust agreement (the “Trust agreement”) among Whiting Oil and Gas as trustor, The Bank of New York Trust Company, N.A., as Trustee (subsequently renamed The Bank of New York Mellon Trust Company, N.A., and hereinafter referred to as “Trustee”), and Wilmington Trust Company, as Delaware Trustee (the “Delaware Trustee”). The initial capitalization of the Trust estate was funded by Whiting in November 2007. The Trust maintains its offices at the office of the Trustee, at 919 Congress Avenue, Austin, Texas 78701. The telephone number of the Trustee is 1-800-852-1422.
     The Trust makes copies of its reports under the Exchange Act available at www.businesswire.com/cnn/whx.htm. The Trust’s filings under the Exchange Act are also available electronically from the website maintained by the Securities and Exchange Commission (“SEC”) at http://www.sec.gov. In addition, the Trust will provide electronic and paper copies of its recent filings free of charge upon request to the Trustee.
     As of December 31, 2007, the Trust had no assets other than a de minimus cash balance from the initial capitalization and had conducted no operations other than organizational activities. In April 2008, the Trust issued 13,863,889 units of beneficial interest in the Trust (“Trust units”) to Whiting in exchange for the conveyance of a term net profits interest (“NPI”) by Whiting Oil and Gas. The NPI represents the right for the Trust to receive 90% of the net proceeds from Whiting’s interests in certain existing oil, natural gas and natural gas liquid producing properties which we refer to as “the underlying properties”. The underlying properties are located in the Rocky Mountains, Mid-Continent, Permian Basin and Gulf Coast regions. The underlying properties include interests in 3,086 gross (381.7 net) producing oil and gas wells. Immediately after the conveyance, Whiting completed an initial public offering of Trust units selling 11,677,500 such units. Whiting retained ownership of 2,186,389 Trust units, or 15.8% of the total Trust units issued and outstanding.
     The NPI will terminate when 9.11 MMBOE have been produced and sold from the underlying properties (which amount is the equivalent of 8.20 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the NPI), and the Trust will soon thereafter wind up its affairs and terminate. As of December 31, 2009, on an accrual basis 2.77 MMBOE of the Trust’s total 8.20 MMBOE have been produced and sold and 0.02 MMBOE have been divested. Further detail on the reserves is provided herein under the section titled “Properties-Description of the Underlying Properties — Reserves”, and such reserve information is based upon a reserve report prepared by independent reserve engineers Cawley, Gillespie & Associates, Inc. for the underlying properties at December 31, 2009, which we refer to as the “reserve report.” According to the reserve report, the portion of the 9.11 MMBOE (8.20 MMBOE at the 90% NPI) reserve quantities attributable to the NPI not yet produced or sold as divestitures at December 31, 2009 are projected to be produced from the underlying properties by October 31, 2017. However, the reserve report is based on the assumptions included therein, and no assurance can be given regarding the amount or timing of actual production from the underlying properties. See “Risk Factors” in Item 1A of this Annual Report on Form 10-K for additional discussion. Production from the underlying properties for the year ended December 31, 2009, was approximately 58% oil and approximately 42% natural gas.
     Net proceeds payable to the Trust depend upon production quantities, sales prices of oil, natural gas and natural gas liquids, costs to develop and produce the oil, natural gas and natural gas liquids and realized cash settlements from commodity derivative contracts. In calculating net proceeds, Whiting deducts from gross oil and natural gas sales proceeds, all royalties, lease operating expenses (including costs of workovers), production and property taxes, hedge payments made by Whiting to the hedge contract counterparty, maintenance expenses, postproduction costs (including plugging and abandonment liabilities) and producing overhead. If at any time costs should exceed gross proceeds, neither the Trust nor the Trust unitholders would be liable for the excess costs; the Trust however, would not receive any net proceeds until future net proceeds exceed the total of those excess costs, plus interest at the prime rate. For more information on the net proceeds calculation, see “-Computation of Net Proceeds”.
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
     The Trust was created to acquire and hold the term NPI for the benefit of the Trust unitholders pursuant to a conveyance to the Trust from Whiting Oil and Gas. The NPI is the only asset of the Trust, other than cash held for Trust expenses. The NPI is passive in nature, and the Trustee has no management control over and no responsibility relating to the operation of the underlying properties. The business and affairs of the Trust are managed by the Trustee, and Whiting and its affiliates have no ability to manage or influence the operations of the Trust. The oil and gas properties comprising the underlying properties for which Whiting is designated the operator are currently operated by Whiting and its subsidiaries on a contract operator basis. Whiting, as a matter of course, does not make public projections as to future sales, earnings or other results relating to the underlying properties.
Marketing and Major Customers
     Pursuant to the terms of the conveyance creating the NPI, Whiting has the responsibility to market, or cause to be marketed, the oil, natural gas and natural gas liquid production attributable to the underlying properties. The terms of the conveyance creating the NPI do not permit Whiting to charge any marketing fee, other than fees for marketing paid to non-affiliates, when determining the net proceeds upon which the NPI is calculated. As a result, the net proceeds to the Trust from the sales of oil, natural gas and natural gas liquid production from the underlying properties are determined based on the same price that Whiting receives for oil, natural gas and natural gas liquid production attributable to Whiting’s remaining interest in the underlying properties.
     Whiting principally sells its oil and natural gas production to end users, marketers and other purchasers that have access to nearby pipeline facilities. In areas where there is no practical access to pipelines, oil is trucked to storage facilities. Whiting’s marketing of oil and natural gas can be affected by factors beyond its control, the effects of which cannot be accurately predicted. During 2009, sales to Teppco Crude Oil LLC and Lion Oil Company each accounted for 12% of total oil and natural gas sales from the underlying properties. During 2008, sales to the same two customers accounted for 14% and 13%, respectively, of total oil and natural gas sales from the underlying properties. During 2007, sales to the same two customers accounted for 13% and 11%, respectively, of total oil and natural gas sales from the underlying properties. There is significant competition among purchasers of crude oil and natural gas in the areas of the underlying properties, and if the underlying properties were to lose one or both of their largest purchasers, several entities could reasonably be expected purchase crude oil and natural gas produced from the underlying properties with little or no interruption to the sales.
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
Description of Trust Units
     Each Trust unit is a unit of beneficial interest in the Trust and is entitled to receive cash distributions from the Trust on a pro rata basis. Each Trust unitholder has the same rights regarding his or her Trust units as every other Trust unitholder has regarding his or her units. The Trust units are in book-entry form only and are not represented by certificates.

Periodic Reports
     The Trustee files all required Trust federal and state income tax and information returns. The Trustee prepares and mails to Trust unitholders annual reports that Trust unitholders need to correctly report their share of the Trust’s income and deductions. The Trustee also causes to be prepared and filed reports required under the Securities Exchange Act of 1934, as amended, and by the rules of any securities exchange or quotation system on which the Trust units are listed or admitted to trading, and is responsible for causing the Trust to comply with all of the provisions of the Sarbanes-Oxley Act, including but not limited to, establishing, evaluating and maintaining a system of internal controls over financial reporting in compliance with the requirements of Section 404 thereof. Each Trust unitholder and his or her representatives may examine, for any proper purpose, during reasonable business hours, the records of the Trust and the Trustee.
Liability of Trust Unitholders
     Under the Delaware Statutory Trust Act, Trust unitholders are entitled to the same limitation of personal liability extended to stockholders of private corporations for profit under the General Corporation Law of the State of Delaware. No assurance can be given, however, that the courts in jurisdictions outside of Delaware would give effect to such limitation.
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

Termination of the Trust; Sale of the Net Profits Interest
     The NPI will terminate at the time when 9.11 MMBOE (8.20 MMBOE at the 90% NPI) have been produced and sold from the underlying properties, and the Trust will soon thereafter wind up its affairs and terminate. The Trust will dissolve prior to the termination of the NPI if:
•	the Trust sells the NPI;

•	annual gross proceeds to the Trust attributable to the NPI are less than $1.0 million for each of any two consecutive years;

•	the holders of a majority of the outstanding Trust units vote in favor of dissolution; or

•	the Trust is judicially terminated.
     The Trustee would then sell all of the Trust’s assets, either by private sale or public auction, and distribute the net proceeds of the sale to the Trust unitholders.
Computation of Net Proceeds
     The provisions of the conveyance governing the computation of net proceeds are detailed and extensive. The following information summarizes the material information contained in the conveyance related to the computation of net proceeds. For more detailed provisions concerning the NPI, we make reference to the conveyance agreement, which is filed as an exhibit to this Annual Report on Form 10-K.
Net Profits Interest
     The term NPI was conveyed to the Trust by Whiting Oil and Gas in April 2008 by means of a conveyance instrument that has been recorded in the appropriate real property records in each county where the underlying properties are located. The NPI burdens the interests owned by Whiting in the underlying properties.
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
     All of the hedge payments received by Whiting from the counterparty upon settlements of hedge contracts and certain other non-production revenues, as detailed in the conveyance, will offset the operating expenses outlined above in calculating the net proceeds. If the hedge payments received by Whiting and certain other non-production revenues exceed the operating expenses during a quarterly period, the ability to use such excess amounts to offset operating expenses may be deferred, with interest accruing on such amounts at the prevailing money market rate, until the next quarterly period when such amounts are less than such expenses. If any excess amounts have not been used to offset costs at the time when 9.11 MMBOE (8.20 MMBOE at the 90% NPI) have been produced and sold from the underlying properties, which is the time when the NPI will terminate, then unitholders will not be entitled to receive the benefit of such excess amounts.
     Capital expenditures for the testing, drilling, completion, equipping, plugging back or recompletion of any well that is a part of the underlying properties will not be deducted from gross proceeds. During 2009 and 2008, Whiting incurred capital expenditures of $1.1 million and $5.4 million, respectively, on the underlying properties that were not deducted from gross proceeds and were not deducted from Whiting’s NPI distributions to the Trust, accordingly. The Trust cannot provide any assurance that future capital expenditures will be consistent with historical levels.
     Pursuant to the terms of the applicable operating agreements, Whiting deducts from the gross proceeds an overhead fee to operate those underlying properties for which Whiting has been designated as the operator. Additionally, for those underlying properties for which Whiting is the operator but for which there is no operating agreement, Whiting deducts from the gross proceeds an overhead fee calculated in the same manner Whiting allocates overhead to other similarly owned properties, as is customary in the oil and gas industry. The operating overhead activities include various engineering, legal, and administrative functions. The Trust’s portion of the monthly charge averaged $404 per active operated well, which totaled $1.7 million for the four distributions made during the year ended December 31, 2009 compared to $391 per active operated well, which totaled $1.4 million for the three distributions made during the year ended December 31, 2008. The fee is adjusted annually pursuant to COPAS guidelines and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers.
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
Commodity Hedge Contracts
     Whiting has entered into certain costless collar hedge contracts, and Whiting has in turn conveyed to the Trust the rights to future hedge payments Whiting makes or receives under such costless collar hedge contracts. These contracts were entered into to reduce the exposure to volatility in the underlying properties’ oil and gas revenues due to fluctuations in crude oil and natural gas prices, and to achieve more predictable cash flows. Historically, prices received for oil and gas production have been volatile because of seasonal weather patterns, supply and demand factors, worldwide political factors and general economic conditions. Costless collars are designed to establish floor and ceiling prices on anticipated future oil and gas production. While the use of these derivative instruments limits the downside risk of adverse price movements, they may also limit future revenues from favorable price movements. The hedge contracts are placed with a single trading counterparty, JPMorgan Chase Bank National Association. Whiting cannot provide assurance that this trading counterparty will not become a credit risk in the future. No additional hedges are allowed to be placed on Trust assets, and the Trust does not enter into derivative contracts for trading or speculative purposes.
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
     The amounts received by Whiting from the hedge contract counterparty upon settlements of the hedge contracts will reduce the operating expenses related to the underlying properties in calculating the net proceeds. In addition, the aggregate amounts paid by Whiting on settlement of the hedge contracts can reduce the amount of net proceeds paid to the Trust. Whiting’s crude oil and natural gas price risk management positions in collar arrangements through December 31, 2012 (which collars have the potential to affect Whiting’s future distributions to the Trust subsequent to December 31, 2009) are detailed in “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of this Annual Report on Form 10-K.
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
Available Trust Tax Information
     In compliance with the Treasury Regulation reporting requirements for widely-held fixed investment trusts and the dissemination of Trust tax reporting information, the Trustee provides a generic tax information reporting booklet which is intended to be used only to assist Trust unitholders in the preparation of their 2009 federal and state income tax returns. The projected payment schedule for the NPI is included with the tax information booklet. This tax information booklet can be obtained at www.businesswire.com/cnn/whx.htm.

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
     Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations or imposing additional compliance requirements on such operations. Certain environmental statutes impose strict joint and several liability for costs required to clean up and restore sites where hazardous substances have been disposed or otherwise released. Moreover, these laws, rules and regulations may also restrict the rate of oil and natural gas production below the rate that would otherwise be possible. The regulatory burden on the oil and natural gas industry increases the cost of doing business in the industry and consequently affects profitability. Additionally, Congress and federal and state agencies frequently revise environmental laws and regulations, and any changes that result in more stringent and costly waste handling, disposal and cleanup requirements for the oil and natural gas industry could have a significant impact on the operating costs of the properties comprising the underlying properties.
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
     The underlying properties of the Trust may have been used for oil and natural gas exploration and production for many years. Although Whiting believes that it has utilized operating and waste disposal practices that were standard in the industry at the time, hazardous substances, wastes or hydrocarbons may have been released on or under the properties, or on or under other locations, including off-site locations, where such substances have been taken for disposal. In addition, the underlying properties of the Trust may have been operated by third parties or by previous owners or operators whose treatment and disposal of hazardous substances, wastes or hydrocarbons was not under Whiting’s control. These properties and the substances disposed or released on them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, Whiting could be required to remove previously disposed substances and wastes, remediate contaminated property, or perform remedial plugging or pit closure operations to prevent future contamination.

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
     Global Warming and Climate Control. Recent scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases”, including carbon dioxide and methane, may be contributing to warming of the Earth’s atmosphere. In response to such studies, President Obama has expressed support for, and it is anticipated that the current session of Congress will consider legislation to regulate emissions of greenhouse gases. In addition, more than one-third of the states, either individually or through multi-state regional initiatives, have already taken legal measures to reduce emission of these gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. Also, as a result of the U.S. Supreme Court’s decision on April 2, 2007 in Massachusetts, et al. v. EPA, the EPA may be required to regulate greenhouse gas emissions from mobile sources (e.g., cars and trucks) even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases. The Court’s holding in Massachusetts that greenhouse gases fall under the federal Clean Air Act’s definition of “air pollutant” may also result in future regulation of greenhouse gas emissions from stationary sources under certain Clean Air Act programs. As a result of the Massachusetts decision, in April 2009, the EPA published a Proposed Endangerment and Cause or Contribute Findings for Greenhouse Gases Under the Clean Air Act. New legislation or regulatory programs that restrict emissions of greenhouse gases in areas where the underlying properties operate could adversely affect demand for oil and gas products that, in turn, could limit cash distributions to the Trust unitholders. The cost increases would result from the potential new requirements to install additional emission control equipment and by increasing Whiting’s monitoring and record-keeping burden.
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
     Whiting believes that it is in substantial compliance with all existing environmental laws and regulations applicable to the current operations of the underlying properties and that its continued compliance with existing requirements will not have a material adverse effect on the cash distributions to the Trust unitholders. For instance, Whiting did not incur any material capital expenditures for remediation or pollution control activities for the year ended December 31, 2009 with respect to these properties. Additionally, Whiting has informed the Trust that Whiting is not aware of any environmental issues or claims that will require material capital expenditures during 2010 with respect to these properties. However, there is no assurance that the passage of more stringent laws or implementing regulations in the future will not have a negative impact on the operations of these properties and the cash distributions to the Trust unitholders.

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
     The reserves attributable to the underlying properties and the quarterly cash distributions of the Trust are highly dependent upon the prices realized from the sale of oil, natural gas and natural gas liquids. Prices of oil, natural gas and natural gas liquids can fluctuate widely on a quarter-to-quarter basis in response to a variety of factors that are beyond the control of the Trust and Whiting. These factors include, among others:
•	changes in global supply and demand for oil and gas;

•	the actions of the Organization of Petroleum Exporting Countries;

•	the price and quantity of imports of foreign oil and gas;

•	political and economic conditions, including embargoes, in oil-producing countries or affecting other oil-producing activity;

•	the level of global oil and gas exploration and production activity;

•	the level of global oil and gas inventories;

•	weather conditions;

•	technological advances affecting energy consumption;

•	domestic and foreign governmental regulations;

•	proximity and capacity of oil and gas pipelines and other transportation facilities;

•	the price and availability of competitors’ supplies of oil and gas in captive market areas; and

•	the price and availability of alternative fuels.
     Furthermore, the continued economic slowdown worldwide has reduced worldwide demand for energy and resulted in lower oil and natural gas prices. Oil and natural gas prices have fallen significantly since their third quarter 2008 levels. For example, the daily average NYMEX oil price was $118.13 per Bbl for the third quarter of 2008, $58.75 per Bbl for the fourth quarter of 2008, and $61.93 per Bbl for 2009. Similarly, daily average NYMEX natural gas prices have declined from $10.27 per Mcf for the third quarter of 2008 to $6.96 per Mcf for the fourth quarter of 2008 and $3.99 per Mcf for 2009.
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

Financial returns to purchasers of Trust units will vary in part based on how quickly 9.11 MMBOE are produced and sold from the underlying properties, and it is not known when that will occur.
     The NPI will terminate at the time when 9.11 MMBOE have been produced and sold from the underlying properties (which amount is the equivalent of 8.20 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the NPI). The reserve report prepared by the Trust’s independent petroleum engineer dated as of December 31, 2009 (the “reserve report”) projects that 9.11 MMBOE will have been produced and sold from the underlying properties by October 31, 2017. However, the exact rate of production cannot be predicted with certainty and such amount may be produced before or after the date projected by the reserve report. If production attributable to the underlying properties is slower than estimated, then financial returns to Trust unitholders will be lower assuming constant prices because cash distributions attributable to such production will occur at a later date.
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
The Trust and the Trust unitholders have no voting or managerial rights with respect to the underlying properties. As a result, neither the Trust nor the unitholders have any ability to influence the operation of the underlying properties.
     Oil and natural gas properties are typically managed pursuant to an operating agreement among the working interest owners of oil and natural gas properties. The typical operating agreement contains procedures whereby the owners of the working interests in the property designate one of the interest owners to be the operator of the property. Under these arrangements, the operator is typically responsible for making decisions relating to drilling activities, sale of production, compliance with regulatory requirements and other matters that affect the property. Neither the Trustee nor the Trust unitholders have any contractual ability to influence or control the field operations of, and sale of oil and natural gas from, the underlying properties. Also, the Trust unitholders have no voting rights with respect to the operators of these properties and, therefore, have no managerial, contractual or other ability to influence the activities of the operators of these properties.
Whiting has limited control over activities on certain of the underlying properties Whiting does not operate, which could reduce production from the underlying properties and cash available for distribution to Trust unitholders.
     Whiting is currently designated as the operator of approximately 57% of the underlying properties based on the December 31, 2009 standardized measure of discounted future net cash flows. However, for the 43% of the underlying properties that Whiting does not operate, Whiting does not have control over normal operating procedures or expenditures relating to such properties. The failure of an operator to adequately perform operations or an operator’s breach of the applicable agreements could reduce production from the underlying properties and the cash available for distribution to Trust unitholders. The success and timing of operational activities on properties operated by others therefore depends upon a number of factors outside of Whiting’s control, including the operator’s timing and amount of capital expenditures, expertise and financial resources, inclusion of other participants in drilling wells, and use of technology. Because Whiting does not have a majority interest in most of the non-operated properties comprising the underlying properties, Whiting may not be in a position to remove the operator in the event of poor performance.
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
     The net proceeds payable to the Trust from the NPI are derived from the sale of oil, natural gas and natural gas liquids produced from the underlying properties and proceeds, if any, received by Whiting upon settlement of the hedge contracts. The reserves attributable to the underlying properties are depleting assets, which means that those reserves will decline over time. For example, the current year reserve report reflects an aggregate depletion percentage of 94.1%, which is the percentage of the estimated ultimate total production from the underlying properties on a full economic life basis that has been produced from the properties’ inception through December 31, 2009. In addition, the reserves attributable to the underlying properties on a full life basis declined 34.8% from December 31, 2007 to December 31, 2008. However, these same reserves increased slightly by 2.7% from December 31, 2008 to December 31, 2009 primarily related to changes in prices and costs. Total oil and natural gas production attributable to the underlying properties declined 6.3% from 2007 to 2008 and 9.2% from 2008 to 2009. Also based on the 2009 reserve report, production attributable to the underlying properties is expected to decline at an average year over year rate of approximately 14.6% between 2010 and 2017. However, cash distributions to unitholders may decline at a faster rate than the rate of production due to fixed and semi-variable costs attributable to the underlying properties. Also, the anticipated rate of decline is an estimate and actual decline rates will likely vary from those estimated. The NPI will terminate at the time when 9.11 MMBOE (8.20 MMBOE at the 90% NPI) have been produced and sold from the underlying properties.
     Future maintenance projects on the underlying properties beyond those which are currently estimated may affect the quantity of proved reserves that can be economically produced from the underlying properties. The timing and size of these projects will depend on, among other factors, the market prices of oil, natural gas and natural gas liquids. If operators of the underlying properties do not implement required maintenance projects when warranted, the future rate of production decline of proved reserves may be higher than the rate currently expected by Whiting or estimated in the reserve report. In addition, Whiting is not required to make any capital expenditures.
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
The amount of cash available for distribution by the Trust is reduced by the amount of any royalties, lease operating expenses, production and property taxes, maintenance expenses, post-production costs and producing overhead, and payments made with respect to the hedge contracts.
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
     If the hedge payments received by Whiting and certain other non-production revenue exceed the operating expenses during a quarterly period, the ability to use such excess amounts to offset operating expenses will be deferred until the next quarterly period when such amounts are less than such expenses. If such amounts are deferred, then the applicable quarterly distribution will be less than it would have otherwise been. However, if any excess amounts have not been used to offset costs at the time when 9.11 MMBOE have been produced and sold from the underlying properties, which is the time when the NPI will terminate, then unitholders will not be entitled to receive the benefit of such excess amounts. Such a scenario could occur if oil and natural gas prices decline significantly through December 31, 2012 and remained low for the remainder of the term.
An increase in the differential between the NYMEX or other benchmark price of oil and natural gas and the wellhead price received could reduce cash distributions by the Trust and the value of Trust units.
     The prices received for oil and natural gas production from the underlying properties is usually sold at a discount to the relevant benchmark prices, such as NYMEX, that are used for calculating hedge positions. The difference between the benchmark price and the price received is called a differential. The differential may vary significantly due to market conditions, the quality and location of production and other factors. Whiting cannot accurately predict oil and natural gas differentials. Increases in the differential between the benchmark price for oil and natural gas and the wellhead price received could reduce cash distributions by the Trust and the value of the Trust units.
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

The hedge contracts will limit the potential for increases in cash distributions due to oil and natural gas price increases through December 31, 2012 but will not provide any price support after December 31, 2012.
     Whiting has entered into hedge contracts, which are structured as costless collar arrangements, that will hedge approximately 80% of the oil and natural gas volumes expected to be produced from the underlying properties through December 31, 2012. These hedge contracts, however, do not cover all of the oil and natural gas volumes that are expected to be produced during the term of the Trust. Because of the differential between NYMEX or other benchmark prices of oil and natural gas and the wellhead price received, hedge contracts may not totally offset the effects of price fluctuations. Whiting has not entered into any hedge contracts relating to oil and natural gas volumes expected to be produced after 2012, and the terms of the conveyance of the NPI prohibit Whiting from entering into new hedging arrangements. As a result, the amounts of the cash distributions may fluctuate significantly after 2012 as a result of changes in commodity prices because there will be no hedge contracts in place to reduce the effects of any changes in commodity prices. The hedge contracts may also limit the amount of cash available for distribution if prices increase. In addition, the hedge contracts are subject to the nonperformance of the counterparty and other risks. For a discussion of the hedge contracts, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of this Annual Report on Form 10-K.
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
     The NPI will terminate at the time when 9.11 MMBOE (8.20 MMBOE at the 90% NPI) have been produced and sold from the underlying properties. The Trust unitholders will not be entitled to receive any net proceeds from the sale of production from the underlying properties following the termination of the NPI. Therefore, the market price of the Trust units will likely diminish towards the end of the term of the NPI because the cash distributions from the Trust will cease at the termination of such NPI and the Trust will have no right to any additional production from the underlying properties after the term of the NPI.
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
     The interests of Whiting and the interests of the Trust and the Trust unitholders with respect to the underlying properties could at times differ. For example, Whiting has the right, subject to significant limitations, to cause the Trust to release a portion of the NPI in connection with a sale of a portion of the oil and natural gas properties comprising the underlying properties to which such NPI relates. In such an event, the Trust is entitled to receive its proportionate share of the proceeds from the sale attributable to the NPI released. Additionally, the Trust has no employees and is reliant on Whiting’s employees to operate those underlying properties for which Whiting is designated as the operator. Whiting’s employees are also responsible for the operation of other oil and gas properties Whiting owns, which may require a significant portion or all of their time and resources. Whiting has broad discretion over the timing and amount of operating expenditures and activities, including workover expenses and activities, which could result in higher costs being attributed to the NPI. The documents governing the Trust generally do not provide a mechanism for resolving these conflicting interests.
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
     Whiting operates approximately 57% of the underlying properties based on the December 31, 2009 standardized measure of discounted future net cash flows. The conveyance provides that Whiting will be obligated to market, or cause to be marketed, the production related to underlying properties for which it operates. In addition, Whiting is obligated to use the proceeds it receives upon the settlement of the hedge contracts to offset operating expenses relating to the underlying properties, with certain restrictions.
     Whiting has entered into hedge contracts, consisting of costless collar arrangements, with an institutional counterparty to reduce the exposure of the revenue from oil and natural gas production from the underlying properties to fluctuations in crude oil and natural gas prices in order to achieve more predictable cash flow. Crude oil collar arrangements settle based on the average of the settlement price for each commodity business day in the contract period, while natural gas collar arrangements settle based on an end of month price. In the collar arrangements, the counterparty is required to make a payment to Whiting for the difference between the fixed floor price and the settlement price if the settlement price is below the fixed floor price. Whiting is required to make a payment to the counterparty for the difference between the fixed ceiling price and the settlement price if the settlement price is above the fixed ceiling price.
     Whiting’s ability to perform its obligations related to the operation of the underlying properties, its obligations to the counterparty related to the hedge contracts and its obligations to the Trust will depend on Whiting’s future financial condition and economic performance, which in turn will depend upon the supply and demand for oil and natural gas, prevailing economic conditions and upon financial, business and other factors, many of which are beyond the control of Whiting. Whiting cannot provide any assurance that its financial condition and economic performance will not deteriorate in the future. For example, Whiting’s net income decreased from $252.1 million in income during 2008 to a $117.2 million loss for 2009. The primary reasons for this decrease include a 34% decrease in oil prices (net of hedging), a 51% decrease in natural gas prices (net of hedging) and higher unrealized commodity derivative losses between periods. A substantial or extended decline in oil or natural gas prices may materially and adversely affect Whiting’s future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures.

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
     If Whiting is notified by a person with whom Whiting is a party to a contract containing a prior reversionary interest that Whiting is required to convey any of the underlying properties to such person or cease production from any well, then Whiting may provide such conveyance with respect to such underlying property or permanently cease production from such well. Such a reversionary interest typically results from the provisions of a joint operating agreement that governs the drilling of wells on jointly owned property and financial arrangements for instances where all owners may not want to make the capital expenditure necessary to drill a new well. The reversionary interest is created because an owner that does not consent to capital expenditures will not have to pay its share of the capital expenditure, but instead will relinquish its share of proceeds from the well until the consenting owners receive payout (or a multiple of payout) of their capital expenditures. In such case, Whiting may request the Trustee to reconvey to Whiting the NPI with respect to any such underlying property or well. The Trust will not receive any consideration for such reconveyance of a portion of the NPI. Such reconveyance of a portion of the NPI may extend the time it takes for 9.11 MMBOE (8.20 MMBOE at the 90% NPI) to be produced from the underlying properties for purposes of the NPI.

Item 1B.	Unresolved Staff Comments.
     None.

Item 2.	Properties.
Description of the Underlying Properties
     The underlying properties consist of Whiting’s net interests in certain oil and natural gas producing properties as of the date of the conveyance of the NPI to the Trust, which are located primarily in the Rocky Mountains, Mid-Continent, Permian Basin and Gulf Coast regions of the United States. The underlying properties include interests in 3,086 gross (381.7 net) producing oil and natural gas wells located in 170 fields on approximately 216,500 gross (80,700 net) acres in 14 states. Whiting has acquired interests in these properties through various acquisitions that have occurred during its 28 year existence prior to the conveyance. For the year ended December 31, 2009, the net production attributable to the underlying properties was 1,443 MBOE or 3.9 MBOE/d. Whiting operates approximately 57% of the underlying properties based on the December 31, 2009 standardized measure of discounted future net cash flows.
     Whiting’s interests in the oil and natural gas properties comprising the underlying properties require Whiting to bear its proportionate share, along with the other working interest owners, of the costs of development and operation of such properties. Many of the properties comprising the underlying properties that are operated by Whiting are burdened by non-working interests owned by third parties, consisting primarily of royalty interests retained by the owners of the land subject to the working interests. These landowners’ royalty interests typically entitle the landowner to receive at least 12.5% of the revenue derived from oil and natural gas production from wells drilled on the landowner’s land, without any deduction for drilling costs or other costs related to production of oil and natural gas. A working interest percentage represents a working interest owner’s proportionate ownership interest in a property in relation to all other working interest owners in that property, whereas a net revenue interest is a working interest owner’s percentage of production after reducing such interest by the percentage of burdens on production such as royalties and overriding royalties.
     The NPI entitles the Trust to receive 90% of the net proceeds from the sale of 9.11 MMBOE (8.20 MMBOE at the 90% NPI) of production. As of December 31, 2009, on an accrual basis 2.77 MMBOE of the Trust’s total 8.20 MMBOE have been produced and sold, 0.02 MMBOE have been divested, and the remaining balance is expected to be produced by October 31, 2017, based on the

Trust’s year-end 2009 reserve report. However, the reserve report is based on the assumptions included therein, and no assurance can be given regarding the amount or timing of actual production from the underlying properties. See “Risk Factors” in Item 1A of this Annual Report on Form 10-K for additional discussion. The rate of production cannot be predicted with certainty, and 9.11 MMBOE may be produced before or after the currently projected date. The proved reserves attributable to the underlying properties include all proved reserves expected to be economically produced during the full life of the properties, whereas the Trust is entitled to only receive 90% of the net proceeds from the sale of production of oil, natural gas and natural gas liquids attributable to the underlying properties during the term of the NPI.
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
     In general, the producing wells to which the underlying properties relate have established production profiles. Based on the reserve report, annual production from the underlying properties is expected to decline at an average year over year rate of approximately 14.6% from 2010 through 2017. However, cash distributions to unitholders may decline at a faster rate than the rate of production due to fixed and semi-variable costs attributable to the underlying properties.
Reserves
     As of December 31, 2009, all of our oil and gas reserves are attributable to properties within the United States. The following table summarizes estimated proved reserves (developed and undeveloped) and the standardized measure of discounted future net cash flows as of December 31, 2009 based on average fiscal-year prices (calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period ended December 31, 2009) attributable to the Trust and underlying properties’ full economic life (dollars in thousands):
Summary of Oil and Gas Reserves as of Fiscal-Year End Based on Average Fiscal-Year Prices

	Whiting USA Trust I			Underlying Properties
	(90% NPI through October 2017)			(Full Economic Life)
	Oil	Natural Gas		Oil	Natural Gas
	(MBbl)	(Mcf)	MBOE	(MBbl)	(Mcf)	MBOE
Proved reserves:
Developed	3,604	10,976	5,433	6,264	18,056	9,274
Undeveloped	—	—	—	—	—	—

Total proved—December 31, 2009	3,604	10,976	5,433	6,264	18,056	9,274

Standardized measure (1)			$77,551			$101,002

(1)	Values as of December 31, 2009. No provision for federal or state income taxes has been provided because taxable income is passed through to the unitholders of the Trust. Therefore, the standardized measure of Whiting USA Trust I and of the underlying properties is equal to their corresponding pre-tax PV 10% values.
Notable changes in proved reserves for the year ended December 31, 2009 included:
•	Revisions to previous estimates. In 2009, revisions to previous estimates decreased proved reserves by a net amount of 40 MBOE. Included in these revisions, were 3.8 Bcf of downward adjustments to natural gas primarily due to lower gas prices of $3.15 per Mcf in reserve estimates at December 31, 2009, as compared to gas prices of $4.96 per Mcf at December 31, 2008. This downward revision in natural gas was almost entirely offset, however, by 597 MBbl of upward adjustments to crude oil reserves primarily due to higher oil prices of $51.58 per Bbl in reserve estimates at December 31, 2009, as compared to $36.27 per Bbl of oil at December 31, 2008.

     Estimates of proved reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, price changes and other factors. Oil and gas reserve quantities and related discounted future net cash flows have been derived from oil and gas prices calculated using an average of the first-day-of-the month price for each month within the most recent 12 months, pursuant to current SEC and FASB guidelines. Assumptions used to estimate reserve quantities and related discounted future net cash flows also include costs for estimated future production expenditures required to produce the proved reserves as of December 31, 2009. Future net cash flows are discounted at an annual rate of 10%. There is no provision for federal income taxes with respect to the future net cash flows attributable to the underlying properties or to the NPI because future net revenues are not subject to taxation at the Trust level. See “Federal Income Tax Matters” in Item 1 of this Annual Report on Form 10-K for more information.
     A rollforward of changes in net proved reserves attributable to the Trust from January 1, 2008 to December 31, 2009, and the calculation of the standardized measure of the related discounted future net revenues are contained in the Supplemental Oil And Gas Reserve Information in the notes to the financial statements of the Trust included in this Annual Report on Form 10-K. Whiting has not filed reserve estimates covering the underlying properties with any other federal authority or agency.
     Preparation of reserves estimates. Whiting has advised the Trust that it maintains adequate and effective internal controls over the reserve estimation process as well as the underlying data upon which reserve estimates are based. The primary inputs to the reserve estimation process are comprised of technical information, financial data, ownership interests and production data. All field and reservoir technical information, which is updated annually, is assessed for validity when the reservoir engineers hold technical meetings with geoscientists, operations and land personnel to discuss field performance. Current revenue and expense information is obtained from Whiting’s accounting records, which are subject to external quarterly reviews, annual audits and their own set of internal controls over financial reporting. Internal controls over financial reporting are assessed for effectiveness annually using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. All current financial data such as commodity prices, lease operating expenses, production taxes and field commodity price differentials are updated in the reserve database and then analyzed to ensure that they have been entered accurately and that all updates are complete. Whiting’s current ownership in mineral interests and well production data are also subject to the aforementioned internal controls over financial reporting, and they are incorporated in the reserve database as well and verified to ensure their accuracy and completeness. Once the reserve database has been entirely updated with current information, and all relevant technical support material has been assembled, the Trust’s independent engineering firm Cawley, Gillespie & Associates, Inc. (“CG&A”) meets with Whiting’s technical personnel in Whiting’s Denver and Midland offices to review field performance. Following these reviews the reserve database is furnished to CG&A so that they can prepare their independent reserve estimates and final report. Access to Whiting’s reserve database is restricted to specific members of the reservoir engineering department.
     CG&A is a Texas Registered Engineering Firm. The primary contact at CG&A is Mr. Robert Ravnaas, Executive Vice President. Mr. Ravnaas is a State of Texas Licensed Professional Engineer. See Appendix 1 and Exhibit 99 of this Annual Report on Form 10-K for the Report of Cawley, Gillespie & Associates, Inc. and further information regarding the professional qualifications of Mr. Ravnaas.
     Whiting’s Vice President of Reservoir Engineering/ Acquisitions is responsible for overseeing the preparation of the reserves estimates. He has over 36 years of experience, the majority of which has involved reservoir engineering and reserve estimation, holds a Bachelor’s Degree in Petroleum Engineering from the University of Wyoming, holds an MBA from the University of Denver and is a registered Professional Engineer. He has also served on the national Board of Directors of the Society of Petroleum Evaluation Engineers.
     As noted above, the current reserve report projects that 9.11 MMBOE attributable to the NPI will be produced from the underlying properties by October 31, 2017, which differs from the December 31, 2021 projected date in the December 31, 2008 reserve report. This change is due to the higher price assumptions being used in the independent engineers’ report as of December 31, 2009 as compared to the reserve report prepared as of December 31, 2008. The application of the higher prices in the reserve estimates extends the estimated economic producing lives and increases the estimated overall recoverable reserve quantities of wells producing at lower rates. The projected time to produce the remaining reserves attributable to the Trust is therefore reduced. Numerous uncertainties are inherent in estimating reserve volumes and values, and the estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of the reserves may vary significantly from the estimates. In addition, the reserves and net revenues attributable to the NPI include only 90% of the reserves attributable to the underlying properties that are expected to be produced within the term of the NPI.

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
     The underlying properties are interests in developed properties located in oil and natural gas producing regions outlined in the chart below. The following is a summary of the number of fields and approximate acreage of these properties by region at December 31, 2009. Undeveloped acreage is not significant.

	Number of	Total Acreage
Regions	Fields	Gross	Net
Rocky Mountains	61	86,851	34,423
Mid-Continent	55	69,058	32,571
Permian Basin	27	23,974	8,090
Gulf Coast	27	36,572	5,617

Total	170	216,455	80,701

     The following is a summary of the producing wells on the underlying properties as of December 31, 2009:

	Operated Wells		Non-Operated Wells		Total Wells
	Gross	Net	Gross	Net	Gross	Net
Oil	278	176.3	2,099	83.2	2,377	259.5
Natural Gas	81	57.8	628	64.4	709	122.2

Total	359	234.1	2,727	147.6	3,086	381.7

     The following is a summary of the number of developmental wells drilled on the underlying properties during the last three years. A dry well is an exploratory, development or extension well that proves to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well. A productive well is an exploratory, development or extension well that is not a dry well. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled and quantities of reserves found. Whiting did not drill any exploratory wells on the underlying properties during the periods presented. There were no wells being drilled as of December 31, 2009.

	Year Ended December 31,
	2009		2008		2007
	Gross	Net	Gross	Net	Gross	Net
Productive
Oil wells	4	0.1	11	1.2	8	0.4
Natural gas wells	2	0.2	5	0.8	10	2.6
Dry	0	0.0	3	0.1	0	0.0

Total	6	0.3	19	2.1	18	3.0

Oil and Natural Gas Production
     The table below shows total oil and gas production, average sales prices and average production costs attributable to underlying properties. The underlying properties’ information for the year ended December 31, 2009 and 2008 is presented in the table below on a cash basis, as this basis of accounting is consistent with the Trust’s 2009 and 2008 financial statements which have been prepared on a modified cash basis.

     The information for the underlying properties for the year ended December 31, 2007, however, is presented in the table below on the accrual basis of accounting.

	Year Ended December 31,
	2009	2008	2007
Net production (1):
Oil production (MBbls)	838	884	956
Natural gas production (MMcf)	3,632	4,228	4,441
Total production (MBOE)	1,443	1,589	1,696
Average daily production including transfers (MBOE/d)	3.9	4.3	4.6
Average Sales Prices (including transfers):
Oil (per Bbl)	$47.86	$92.97	$62.17
Natural gas (per Mcf)	$3.58	$8.16	$6.36
Production costs per BOE (2)	$16.65	$16.41	$13.73

(1)	No field contained 15% or more of the total proved reserve volumes at December 31, 2009

(2)	Production costs reported above exclude from lease operating expenses ad valorem taxes of $0.9 million ($0.65/BOE), $1.3 million ($0.82/BOE) and $0.4 million ($0.26/BOE) for the years ended December 31, 2009, 2008 and 2007, respectively.
     Producing wells the Trust has an interest in are part of 11 enhanced oil recovery waterflood projects, and aggregate production from such enhanced oil recovery fields averaged 602 BOE/d during 2009 or 15% of our 2009 daily production. For these areas, we need to use enhanced recovery techniques in order to maintain oil and gas production from these fields.
Major Producing Areas
     The underlying properties are located in several major onshore producing basins in the continental United States. Whiting believes this broad distribution provides a buffer against regional trends that may negatively impact production or prices. Based on the standardized measure of discounted future net cash flows at December 31, 2009, approximately 57% of these properties were operated by Whiting. Based on annual 2009 production attributable to the underlying properties, approximately 58% was oil and natural gas liquids and 42% was natural gas. These properties are located in mature fields and have established production profiles. However, production and distributions to the Trust will decline over time.
     Mid-Continent Region. The underlying properties in the Mid-Continent region are located in Arkansas, Oklahoma, Kansas and Michigan. These properties include 55 fields of which Whiting operates wells in 29 of these fields. There are two significant fields located in Arkansas. The Magnolia Smackover Pool Unit, the largest single field in the underlying properties, produces from the Smackover Lime. The second Arkansas field is the Stephens-Smart field, producing from the Buckrange and Travis Peak. The major fields and areas in Oklahoma are located in the Anadarko Basin and include Putnam Field, Mocane-Laverne Gas Area, Sho-Vel-Tum Field and Nobscot Northwest Field, which primarily produce from the Oswego, Hunton, Penn, Morrow, Red Fork and Cottage Grove zones. Case Field is the major Michigan field in the region and produces from the Silurian Niagaran zone. For the year ended December 31, 2009, the net production attributable to the underlying properties in the region was 559.9 MBOE or 1.5 MBOE/d.
     Rocky Mountains Region. The underlying properties in the Rocky Mountains region are located in two distinct areas. The first, from which crude oil is primarily produced, includes the Williston Basin in North Dakota and Montana as well as the Bighorn and Powder River Basins of Wyoming, while the second, from which natural gas is primarily produced, includes southwest Wyoming, Colorado and Utah. These properties include 61 fields of which Whiting operates wells in 31 of these fields. The major North Dakota fields in this region include Bell Field and Fryberg Field that produce from Tyler sandstone; Whiskey Joe, Teddy Roosevelt, Sherwood and Davis Creek Fields that produce from various intervals in the Madison; Hiline Unit that produces from the Lodgepole; and Big Dipper Field that produces from the Duperow and Red River zones. In Montana, the major fields include the Bainville Field and Palomino Fields that produce primarily from the Nisku zone, and Oxbow Field that produces from the Nisku and Red River zones. The major Wyoming fields in this region include the Sage Creek Field in the Bighorn Basin that produces from the Tensleep and Madison zones and the Kiehl Field in the Powder River Basin, which produces from the Minnelusa formation and is under waterflood. The Ignacio Blanco Field is the major Colorado field in this region and produces from the Fruitland Coal zone. For the year ended December 31, 2009, the net production attributable to the underlying properties in the region was 482.0 MBOE or 1.3 MBOE/d.

     Gulf Coast Region. The underlying properties in the Gulf Coast region are located in Texas, Louisiana, Mississippi and Alabama. These properties include 27 onshore fields of which Whiting operates wells in one of these fields. The major field in this region is the Mestena Grande Field located in Texas, which produces from the Queen City zone. For the year ended December 31, 2009, the net production attributable to the underlying properties in the region was 204.0 MBOE or 0.6 MBOE/d.
     Permian Basin Region. The Permian Basin Region of West Texas and New Mexico is one of the major hydrocarbon producing provinces in the continental United States. The underlying properties in the Permian Basin region are located in Texas and New Mexico. These properties include 27 fields of which Whiting operates wells in 10 of these fields. The major fields in this region include Iatan East Howard Field, which produces from the San Andres, Glorieta and Clearfork zones; the Fullerton Field, which is unitized and produces from the Clearfork zone; and Patricia Field, which produces from the Sprayberry and Fusselman zones. For the year ended December 31, 2009, the net production attributable to the underlying properties in the region was 197.4 MBOE or 0.5 MBOE/d.
Abandonment and Sale of Underlying Properties
     Whiting has the right to abandon its interest in any well or property comprising a portion of the underlying properties if, in its opinion, such well or property ceases to produce or is not capable of producing in commercially paying quantities. To reduce or eliminate the potential conflict of interest between Whiting and the Trust in determining whether a well is capable of producing in commercially paying quantities, Whiting has agreed to operate the underlying properties as a reasonably prudent operator in the same manner that it would operate if these properties were not burdened by the NPI and Whiting has agreed to use commercially reasonable efforts to cause the other operators to operate these properties in the same manner. For the years ended December 31, 2009, 2008 and 2007, seventeen, seven and five gross wells, respectively, were plugged and abandoned on the underlying properties, based on the determination that such wells were no longer economic to operate.
     In addition, Whiting may, without the consent of the Trust unitholders, require the Trust to release the NPI associated with any lease that accounts for less than or equal to 0.25% of the total production from the underlying properties in the prior 12 months and provided that the NPI covered by such releases cannot exceed, during any 12-month period, an aggregate fair market value to the Trust of $500,000. These releases will be made only in connection with a sale by Whiting of the relevant underlying properties and are conditioned upon the Trust receiving an amount equal to the fair value to the Trust of such NPI. Any net sales proceeds paid to the Trust are distributable to Trust unitholders for the quarter in which they are received. During 2009, Whiting received aggregate sale proceeds of $16,884 in exchange for its divestiture of Trust properties that held 21 MBOE of proved reserves but which properties were producing only marginally positive net operating profits. Whiting includes all such proceeds from Trust property divestitures in its NPI distributions to the Trust.
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
     Net profits interests are non-operating, non-possessory interests carved out of the oil and natural gas leasehold estate, but some jurisdictions have not directly determined whether a NPI is a real or a personal property interest. Whiting has recorded the conveyance of the NPI in the relevant real property records of all applicable jurisdictions. Whiting has informed the Trustee that Whiting believes the delivery and recording of the conveyance creates a fully conveyed and vested property interest under the applicable state’s laws, but because there is no direct authority to this effect in some jurisdictions, this may not always be the result. Whiting has also informed the Trustee that Whiting believes that it is possible the NPI may not be treated as a real property interest under the laws of certain of the jurisdictions where the underlying properties are located. Whiting has also informed the Trustee that Whiting believes that, if, during the term of the Trust, Whiting becomes involved as a debtor in a bankruptcy proceeding, the NPI relating to the underlying properties in most, if not all, of the jurisdictions should be treated as a fully conveyed property interest. In such a proceeding, however, a determination could be made that the conveyance constitutes an executory contract and that the NPI is not a fully conveyed property interest under the laws of the applicable jurisdiction, and if such contract were not to be assumed in a bankruptcy proceeding involving Whiting, the Trust would be treated as an unsecured creditor of Whiting with respect to such NPI in the pending bankruptcy proceeding. Although no assurance can be given, Whiting has informed the Trustee that Whiting believes that the conveyance of the NPI relating to the underlying properties in most, if not all, of the jurisdictions of which these properties are located should not be subject to rejection in a bankruptcy proceeding as an executory contract.
Item 3. Legal Proceedings.
     Currently, there are not any legal proceedings pending to which the Trust is a party or of which any of its property is the subject.
Item 4. Removed and Reserved.

PART II
Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.
     The Trust units commenced trading on the New York Stock Exchange on April 30, 2008 under the symbol “WHX.” Prior to April 30, 2008, there was no established public trading market for the Trust units. The high and low sales prices per unit for each quarter in 2009 and 2008 were as follows:

	For the Year Ended December 31,
	2009		2008
	High	Low	High	Low
First Quarter (January 1 through March 31)	$14.75	$8.36	$—	$—
Second Quarter (April 30 through June 30)	$13.13	$10.00	$25.30	$20.00
Third Quarter (July 1 through September 30)	$15.43	$10.05	$23.49	$14.13
Fourth Quarter (October 1 through December 31)	$17.99	$14.40	$17.50	$10.00
     At December 31, 2009, the 13,863,889 units outstanding were held by two unitholders of record.
Distributions
     Each quarter, the Trustee determines the amount of funds available for distribution to the Trust unitholders. Available funds are the excess cash, if any, received by the Trust from the NPI and other sources (such as interest earned on any amounts reserved by the Trustee) that quarter, over the Trust’s expenses for that quarter. Available funds are reduced by any cash the Trustee decides to hold as a reserve against future liabilities. Quarterly cash distributions during the term of the Trust are made by the Trustee generally no later than 60 days following the end of each quarter (or the next succeeding business day) to the Trust unitholders of record on the 50th day following the end of each quarter (or the next succeeding business day). The table below presents the net cash proceeds for each quarter of 2009 and 2008 attributable to the 90% NPI, the estimated Trust expenses, Montana state income taxes reserved for by the Trustee and the resulting distributable income per Trust unit (dollars in thousands, except distributable income per unit).

			Montana State
	Net Cash Proceeds	Estimated	Income Tax	Distributable
2009 Quarterly Distributions	(90% NPI)	Trust Expense	Withholdings	Income per Unit
First Quarter	$11,148	$175	$58	$0.787316
Second Quarter	9,683	300	20	0.675401
Third Quarter	8,732	300	35	0.605667
Fourth Quarter	8,784	275	68	0.608855

Total	$38,347	$1,050	$181	$2.677239

			Montana State
	Net Cash Proceeds	Estimated	Income Tax	Distributable
2008 Quarterly Distributions	(90% NPI)	Trust Expense	Withholdings	Income per Unit
Second Quarter	$14,779	$300	$96	$1.037433
Third Quarter	21,546	250	139	1.526032
Fourth Quarter	21,956	375	141	1.546515

Total	$58,281	$925	$376	$4.109980

     Subsequent to year end, on February 26, 2010, a distribution of $0.663181 per Trust unit was paid to Trust unitholders owning Trust units as of February 19, 2010. The distribution consisted of net cash proceeds of $9.5 million paid by Whiting to the Trust, which included cash receipts of $1.4 million (90% of $1.6 million) for commodity derivative contracts settled for October 1, 2009 through December 31, 2009, less a provision of $200,000 for estimated Trust expenses and $71,337 for Montana state income tax withholdings.

Equity Compensation Plans
     The Trust does not have any employees and, therefore, does not maintain any equity compensation plans.
Recent Sales of Unregistered Securities
     On April 23, 2008, the registration statement on Form S-1/S-3 (Registration No. 333-147543) filed by Whiting and the Trust in connection with the initial public offering of the Trust units was declared effective by the Securities and Exchange Commission. On April 30, 2008, the Trust issued 13,863,889 Trust units to Whiting in exchange for the conveyance by Whiting of the NPI in underlying properties discussed elsewhere in this Annual Report on Form 10-K. Immediately thereafter, Whiting completed an initial public offering of units of beneficial interest in the Trust, selling 11,677,500 Trust units. Whiting retained an ownership in 2,186,389 Trust units, or 15.8% of the total Trust units issued and outstanding. The sale of the trust units to Whiting was exempt from registration by virtue of Section 4(2) of the Securities Act of 1933.
Purchases of Equity Securities
     There were no purchases of Trust units by the Trust or any affiliated purchaser during the fourth quarter of 2009.
Item 6. Selected Financial Data.
     The Trust was formed on October 18, 2007. The conveyance of the NPI, however, did not occur until April 30, 2008. As a result, the Trust did not recognize any income or make any distributions during 2007 or during the first quarter of 2008. The following table sets forth selected data for the Trust for the years ended December 31, 2009, 2008 and 2007 and as of December 31, 2009, 2008 and 2007 based on the Trust’s audited financial statements (dollars and shares in thousands, except distributable income per unit).

			Period from
	Year Ended	Year Ended	October 18, 2007
	December 31,	December 31,	(inception) through
	2009	2008	December 31, 2007
Income from net profits interest	$38,348	$58,282	$—
Distributable income	$37,117	$56,980	$—
Distributable income per unit	$2.677239	$4.109980	$—

	December 31,
	2009	2008	2007
Trust corpus	$79,346	$97,798	$—
Total assets at year-end	$79,584	$97,930	$—
Trust units outstanding	13,864	13,864	—

Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operation.
     This document contains forward-looking statements, which give our current expectations or forecasts of future events. Please refer to “Forward-Looking Statements” which follows the Table of Contents of this Form 10-K for an explanation of these types of statements.
Overview
     The Trust does not conduct any operations or activities. The Trust’s purpose is, in general, to hold the NPI, to distribute to the Trust unitholders cash that the Trust receives in respect of the NPI, and to perform certain administrative functions in respect of the NPI and the Trust units. The Trust derives substantially all of its income and cash flows from the NPI, which is in turn subject to commodity hedge contracts.
     Although oil prices fell significantly after reaching highs in the third quarter 2008, they have experienced a rebound in the second half of 2009. For example, the daily average NYMEX oil price was $118.13 and $58.75 per Bbl for the third and fourth quarters of 2008, respectively, and $43.21, $59.62, $68.29 and $76.17, for the first, second, third and fourth quarters of 2009, respectively. Additionally, natural gas prices have fallen significantly since their third quarter 2008 levels and remained low throughout 2009. For example, daily average NYMEX natural gas prices have declined from $10.27 per Mcf for the third quarter of 2008 to $6.96 per Mcf for the fourth quarter of 2008 and $3.99 per Mcf for 2009. Lower oil and gas prices on production from the underlying properties could cause the following: (i) a reduction in the amount of the net proceeds to which the Trust is entitled; (ii) an extension of the length of time required to produce 9.11 MMBOE (8.20 MMBOE at the 90% NPI); and (iii) a reduction in the amount of oil, natural gas and natural gas liquids that is economic to produce from the underlying properties.
     For a discussion of the estimated date when 9.11 MMBOE (8.20 MMBOE at the 90% NPI) will be produced and sold from the underlying properties and when the Trust will soon thereafter wind up its affairs and terminate, see “Description of the Underlying Properties” in Item 2 of this Annual Report on Form 10-K. For a discussion of material changes to proved reserves, see “Reserves” in Item 2 of this Annual Report on Form 10-K. Additionally, for a discussion of the need to use enhanced recovery techniques, see “Oil and Natural Gas Production” in Item 2 of this Annual Report on Form 10-K.
Results of Trust Operations
Results of the Trust for the Year Ended December 31, 2009 and 2008
     The Trust was formed in October 2007. The conveyance of the NPI, however, did not occur until April 2008. As a result, the Trust did not recognize any income or make any distributions during 2007 or during the first quarter of 2008. The following is a summary of income from net profits interest received by the Trust for the years ended December 31, 2009, consisting of the February, May, August and November 2009 distributions, and December 31, 2008, consisting of the May, August and November 2008 distributions (dollars in thousands, except per Bbl, per Mcf and per BOE amounts):
Trust Results

	Year Ended December 31,
	2009		2008
Sales Volumes:
Oil from underlying properties (MBbls)	847	(a)	640	(c)
Natural gas from underlying properties (MMcf)	3,664	(b)	2,832	(d)

Total production (MBOE)	1,458		1,112
Average Sales Prices:
Oil (per Bbl)	$48.29		$102.04
Effect of oil hedges on average price (per Bbl)	14.21		(0.28)

Oil net of hedging (per Bbl)	$62.50		$101.76

Natural gas (per Mcf)	$4.13		$8.94
Effect of natural gas hedges on average price (per Mcf)	1.26		—

Natural gas net of hedging (per Mcf)	$5.39		$8.94
Costs (per BOE):
Lease operating expenses	$17.96		$17.38
Production taxes	$2.70		$5.71

	Year Ended December 31,
	2009		2008
Revenues:
Oil sales	$40,922	(a)	$65,276	(c)
Natural gas sales	15,133	(b)	25,322	(d)

Total revenues	$56,055		$90,598
Costs:
Lease operating expenses	$26,179		$19,319
Production taxes	3,930		6,346
Cash settlement payments (gains received) on commodity derivatives	(16,663)		176

Total costs	$13,446		$25,841

Net proceeds	$42,609		$64,757

Net profits percentage	90%		90%

Income from net profits interest	$38,348		$58,282

(a)	Oil volumes and sales for the twelve months ended December 31, 2009 (consisting of Whiting’s February, May, August and November 2009 NPI distributions to the Trust) generally represent crude oil production from October 2008 through September 2009.

(b)	Natural gas volumes and sales for the twelve months ended December 31, 2009 (consisting of Whiting’s February, May, August and November 2009 NPI distributions to the Trust) generally represent gas production from September 2008 through August 2009.

(c)	Oil volumes and sales for the twelve months ended December 31, 2008 (consisting of Whiting’s May, August and November 2008 NPI distributions to the Trust) generally represent crude oil production from January through September 2008.

(d)	Natural gas volumes and sales for the twelve months ended December 31, 2008 (consisting of Whiting’s May, August and November 2008 NPI distributions to the Trust) generally represent gas production from January through August 2008.
Income from Net Profits Interest. Income from net profits interest is recorded on a cash basis when NPI proceeds are received by the Trust from Whiting. NPI proceeds that Whiting remits to the Trust are based on the oil and gas production Whiting has received payment for within one month following the end of the most recent fiscal quarter. Whiting receives payment for its crude oil sales generally within 30 days following the month in which it is produced, and Whiting receives payment for its natural gas sales generally within 60 days following the month in which it is produced. Income from net profits interest is generally a function of oil and gas revenues, lease operating expenses, production taxes and cash settlements on commodity derivatives as follows:
Revenues. Oil and natural gas revenues decreased $34.5 million or 38% in 2009 compared to 2008. Revenues are a function of average sales prices and volumes sold. In 2009, oil and gas revenues and NPI distributions were negatively impacted by a substantial decline in realized commodity prices. The average price realized for oil before the effects of hedging decreased 53% between periods, and the average price realized for natural gas before the effects of hedging decreased 54%. Partially offsetting the significant decline in commodity prices was an increase in production volumes sold between periods. Oil sales volumes increased 32% or 208 MBOE, and gas sales volumes increased 29% or 832 MMcf for the twelve months ended December 31, 2009 as compared to 2008. These volume increases were due to the fact that there were four NPI distributions and therefore twelve months of oil and gas production during 2009 compared to only three NPI distributions, which included nine months of oil and eight months of gas production, during 2008. There were only three NPI distributions during 2008 because the NPI was conveyed effective for production from the underlying properties beginning January 1, 2008. Despite this increase in production volumes between periods, oil and gas production attributable to the underlying properties is estimated to decline at a rate of approximately 14.6% annually from 2010 to 2017, based on the reserve report at December 31, 2009.
Lease Operating Expenses. Lease operating expenses increased $6.9 million or 36% from 2008 to 2009 because there were four NPI distributions and therefore twelve months of LOE during 2009, as compared to three NPI distributions and only nine months of LOE during 2008. Lease operating expenses per BOE increased from $17.38 in 2008 to $17.96 for 2009. The 3% increase on a BOE basis was primarily caused by the timing of receipts and cash disbursements for expenditures.
Production Taxes. Production taxes are generally calculated as a percentage of oil and gas revenues before the effects of hedging. All credits and exemptions allowed in the various taxing jurisdictions are fully utilized. Production taxes during 2009 decreased $2.4 million or 38% compared to 2008, primarily due to lower oil and natural gas sales between periods. Production taxes as a percent of oil and gas revenues, however, remained constant for both 2009 and 2008 at 7.0%.
Cash Settlements on Commodity Derivatives. Whiting entered into certain costless collar hedge contracts for the benefit of the Trust prior to the conveyance. Cash settlements relating to the hedges resulted in a gain of $16.7 million for the twelve months ended December 31, 2009, which had the effect of increasing average sales prices net of hedging by $14.21 per Bbl for oil and $1.26 per Mcf of gas. Cash settlements relating to the hedges resulted in a deduction of $175,949, or $0.28 per Bbl of oil, compared to 2008.
Distributable Income. For the twelve months ended December 31, 2009, the Trust’s distributable income was $37.1 million and was based on income from net profits interest of $38.3 million less general and administrative expenses of $1.1 million and Montana state income tax withholdings of $180,801. This compares to distributable income of $57.0 million during 2008, which was based on income from net profits interest of $58.3 million less general and administrative expenses of $925,017 and $376,200 for Montana state income tax withholdings.
Results of Underlying Property Operations
     Because (i) the Trust had not engaged in any activities during 2007 other than organizational activities, and (ii) the 2008 Trust results do not include a full 12 months of NPI distributions and related property results, the Trust is providing financial information with respect to the underlying properties for each of the three years in the period ended December 31, 2009 so that investors can review comparative results of operations for the years ended December 31, 2009, 2008 and 2007. The underlying properties’ results of operations for the year ended December 31, 2009 and 2008 are presented on a cash basis of accounting in the table below and in the “Comparison of Results of the Underlying Properties for the Year Ended December 31, 2009 and 2008”, and this cash basis presentation is consistent with the Trust’s 2009 and 2008 financial statements, which have been prepared on a modified cash basis. The 2009 cash basis results generally consist of crude oil sales earned from December 2008 through November 2009 but received during 2009, and natural gas sales earned from November 2008 through October 2009 but received in 2009. The 2008 cash basis results generally consist of crude oil sales earned from December 2007 through November 2008 but received during 2008, and natural gas sales earned from November 2007 through October 2008 but received in 2008. The results of operations for the underlying properties for the year ended December 31, 2007, however, are presented below on the accrual basis of accounting, which is consistent with the underlying properties’ statements of historical revenues and direct operating expenses for 2007 that were also prepared on the accrual basis before the effects of the NPI conveyance. Although the basis of accounting is not consistent between all years, the Trustee believes that the presentation below allows for a reasonable basis of comparison.
     The table below sets forth revenues and direct operating expenses, as well as operating data, relating to the underlying properties for each of the three years in the period ended December 31, 2009. Results for 2008 include the effects of hedging activities subsequent to the April 30, 2008 conveyance. Information for the year ended December 31, 2007 is derived from the underlying properties’ audited statements of historical revenues and direct operating expenses included in “Financial Statements and Supplementary Data” of this Form 10-K. There were no hedges or other derivative activity attributable to the underlying properties during the year ended December 31, 2007. The table also provides average sales prices, per BOE data, and capital expenditures relating to the underlying properties for each period.
Underlying Properties Results

	Year Ended December 31,
	2009(1)	2008(1)	2007(1)
Revenues (dollars in thousands):
Oil sales	$40,097	$82,208	$59,428
Natural gas sales	13,001	34,514	28,224

Total revenues	$53,098	$116,722	$87,652

Direct operating expenses (dollars in thousands):
Lease operating	$24,972	$27,383	$23,733
Production taxes	3,806	8,100	6,262
Cash settlement payments (gains received) on commodity derivatives	(14,321)	(3,719)	—

Total direct operating expenses	$14,457	$31,764	$29,995

Excess of revenues over direct operating expenses	$38,641	$84,958	$57,657

Operating data:
Oil (MBbls)	838	884	956
Natural gas sales (MMcf)	3,632	4,228	4,441

Total production (MBOE)	1,443	1,589	1,696
Average Sales Price:
Oil (per Bbl)	$47.86	$92.97	$62.17
Effect of oil hedges (per Bbl)	10.16	3.86	—

Oil net of hedging (per Bbl)	$58.02	$96.83	$62.17

Natural gas (per Mcf)	$3.58	$8.16	$6.36
Effect of natural gas hedges (per Mcf)	1.60	0.07	—

Natural gas net of hedging (per Mcf)	$5.18	$8.23	$6.36

Per BOE data:
Lease operating expenses	$17.30	$17.23	$13.99
Production taxes	$2.64	$5.10	$3.69
Drilling and development capital expenditures (in thousands) (2)	$1,074	$5,381	$8,269

(1)	The results of operations for 2009 and 2008 are presented on a cash basis of accounting and differ from the historical results for 2007, which is on an accrual basis.

(2)	The Trust cannot provide any assurance that future capital expenditures will be consistent with historical levels.
Comparison of Results of the Underlying Properties for the Year Ended December 31, 2009 and 2008.
     Revenues. Oil and natural gas revenues decreased $63.6 million or 55% from 2008 to 2009. Sales are a function of average sales prices and volumes sold. In 2009, oil and gas revenues were negatively impacted by a substantial decline in realized commodity prices. The average price realized for oil before the effects of hedging decreased 49% from 2008 to 2009, and the average price realized for natural gas before the effects of hedging decreased 56% between periods. In addition, oil sales volumes decreased 5% or 46 MBbls between periods due to normal field production decline, and gas sales volumes decreased 14% or 595 MMcf between periods also due to normal field decline. Based upon the reserve report at December 31, 2009, oil and gas production attributable to the underlying properties is expected to decline at a year over year rate of approximately 14.6% between 2010 and 2017.
     Lease Operating Expenses. Lease operating expenses decreased $2.4 million or 9% from 2008 to 2009, which was consistent with a 9% decrease in overall oil and gas production. Accordingly, lease operating expenses per BOE remained consistent between periods, increasing only 0.4% from $17.23 during 2008 to $17.30 during 2009.
     Production Taxes. Production taxes are generally calculated as a percentage of oil and gas revenues before the effects of hedging. All credits and exemptions allowed in the various taxing jurisdictions are fully utilized. Production taxes for 2009 decreased $4.3 million or 53% over the same period in 2008, primarily due to lower oil and natural gas sales. Production taxes for the year ended December 31, 2009 and 2008 were 7.2% and 6.9%, respectively, of oil and gas sales.
     Cash Settlements on Commodity Derivatives. Whiting entered into certain costless collar hedge contracts in which the rights to any future hedge payments made or received were conveyed to the Trust on April 30, 2008. Cash settlements relating to the conveyed hedges resulted in a gain of $14.3 million during the year ended December 31, 2009, which had the effect of increasing average sales prices net of hedging during 2009 by $10.16 per Bbl of oil and $1.60 per Mcf of gas. Cash settlements relating to the conveyed hedges resulted in a gain of $3.7 million during the year ended December 31, 2008, which had the effect of increasing average sales prices net of hedging during 2008 by $3.86 per Bbl of oil and $0.07 per Mcf of gas.
     Excess of Revenues Over Direct Operating Expenses. Excess of revenues over direct operating expenses decreased $46.3 million from 2008 to 2009. The reasons for this decrease included a 9% decrease in equivalent volumes sold, a 40% decrease in oil prices net of hedging and a 37% decrease in gas prices net of hedging between periods. The decreased production and pricing was partially offset by reduced lease operating expenses and production taxes.
Comparison of Results of the Underlying Properties for the Year Ended December 31, 2008 and 2007
     Revenues. Oil and natural gas revenues increased $29.1 million or 33% from 2007 to 2008. Sales are a function of average sales prices and volumes sold. The average price realized for oil before the effects of hedging increased 50% from 2007 to 2008, and the average price realized for natural gas before the effects of hedging increased 28% between periods. Offsetting this increase, oil sales volumes decreased 8% or 72 MBbls between periods due to normal field production decline. In addition, gas sales volumes decreased 6% or 278 MMcf between periods also due to normal field decline, offset by production from new wells drilled during 2008 of 65 MMcf.
     Lease Operating Expenses. Lease operating expenses increased $3.7 million or 15% from 2007 to 2008, which was caused by higher energy costs and inflation in the cost of oil field goods and services. Energy costs increased 12% between periods, and costs of oil field goods and services increased 11% due to higher demand in the industry experienced during the first three quarters of 2008. Lease operating expenses per BOE increased from $13.99 during 2007 to $17.23 during 2008. The 23% increase on a BOE basis was caused by lower production volumes combined with the increased costs of energy and oil and field goods and services.
     Production Taxes. Production taxes are generally calculated as a percentage of oil and gas revenues. All credits and exemptions allowed in the various taxing jurisdictions are fully utilized. Production taxes increased $1.8 million or 29% over the same period in 2007, primarily due to higher oil and natural gas sales. Production taxes for 2008 and 2007 were 6.9% and 7.1%, respectively, of oil and gas sales.
     Cash Settlements on Commodity Derivatives. Whiting entered into certain costless collar hedge contracts in which the rights to any future hedge payments made or received were conveyed to the Trust on April 30, 2008. Cash settlements relating to the conveyed hedges resulted in a gain of $3.7 million during the year ended December 31, 2008, which had the effect of increasing average sales prices net of hedging during 2008 by $3.86 per Bbl of oil and $0.07 per Mcf of gas. There were no hedges in effect on the underlying properties during 2007.
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
Liquidity and Capital Resources
     The Trust has no source of liquidity or capital resources other than cash flows from the NPI. Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly fee to Whiting pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the NPI and other sources (such as interest earned on any amounts reserved by the Trustee) that quarter, over the Trust’s expenses for that quarter. Available funds are reduced by any cash the Trustee decides to hold as a reserve against future liabilities. The Trustee may borrow funds required to pay liabilities if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust’s liabilities. If the Trustee borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid.
     Income to the Trust from the NPI is based on the calculation and definitions of “gross proceeds” and “net proceeds” contained in the conveyance, the form of which is filed as an exhibit to this report, and reference is hereby made to the conveyance for the actual definitions of “gross proceeds” and “net proceeds”.

     Although capital expenditures for the testing, drilling, completion, equipping, plugging back or recompletion of any well that is a part of the underlying properties cannot be deducted from gross proceeds pursuant to the terms of the conveyance agreement, Whiting incurred capital expenditures of $1.1 million on the underlying properties that were not deducted from gross proceeds during 2009 compared to $5.4 million in 2008, but which may have the effect of ultimately accelerating the receipt of NPI net proceeds and thereby benefiting Trust unitholders by accelerating their return on investment. The Trust cannot provide any assurance that future capital expenditures will be consistent with historical levels.
     The Trust does not have any transactions, arrangements or other relationships with unconsolidated entities or persons that could materially affect the Trust’s liquidity or the availability of capital resources.
Off-Balance Sheet Arrangements
     The Trust has no off-balance sheet arrangements. The Trust has not guaranteed the debt of any other party, nor does the Trust have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt, losses or contingent obligations other than the commodity hedge contracts disclosed in the section “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of this Annual Report on Form 10-K.
Contractual Obligations
     Pursuant to the Trust agreement, the Trust is obligated to pay the Trustee an administrative fee of $160,000 per year, and the Trust is obligated to pay the Delaware Trustee a fee of $3,500 per year. Additionally, pursuant to the terms of the administrative services agreement with Whiting, the Trust is obligated throughout the term of the Trust to pay Whiting quarterly an administrative services fee of $50,000 for accounting, engineering, legal and other professional services performed by Whiting on behalf of the Trust. The administrative services agreement will expire upon the termination of the NPI unless terminated early by mutual agreement of the Trustee and Whiting.
New Accounting Pronouncements
     In December 2008, the SEC issued Modernization of Oil and Gas Reporting: Final Rule, which published the final rules and interpretations updating its oil and gas reporting requirements. The final rule includes updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations. Key revisions include the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, permitting disclosure of probable and possible reserves, and changes to the pricing used to determine reserves in that companies must use a 12-month average price. The average is calculated using the first-day-of-the-month price for each of the 12 months that make up the reporting period. The Trust adopted the new rules effective December 31, 2009, and as a result (i) prepared its reserve estimates as of December 31, 2009 based on the new reserve definitions, (ii) estimated its December 31, 2009 reserve quantities using the 12-month average price and (iii) included additional disclosures in Item 2 of this Annual Report on Form 10-K, as required by the new rule. As a result of the change in reserve pricing from using year-end oil and gas prices to now using 12-month average prices, the estimated date when 9.11 MMBOE (8.20 MMBOE at the 90% NPI) will be produced and sold from the underlying properties would have been accelerated from October 31, 2017 to July 31, 2016 if year-end oil and gas prices were used to prepare December 31, 2009 reserve estimates. The adoption of this new rule, however, had no impact on the Trust’s statements of assets, liabilities and trust corpus, statements of distributable income, or statements of changes in trust corpus.
     In January 2010, the FASB issued Accounting Standards Update No. 2010-03, Oil and Gas Reserve Estimation and Disclosures (“ASU 2010-03”), which provides amendments to FASB ASC topic Extractive Activities-Oil and Gas. The objective of ASU 2010-03 is to align the oil and gas reserve estimation and disclosure requirements of the FASB ASC with the requirements in the SEC’s Modernization of Oil and Gas Reporting: Final Rule. The Trust adopted ASU 2010-03 effective December 31, 2009, and as a result (i) has estimated its December 31, 2009 reserve quantities using the 12-month average price, (ii) has prepared its reserve estimates as of December 31, 2009 based on the new and amended reserve definitions in ASU 2010-03 that conform to the SEC’s revised reserve definitions, and (iii) has calculated its future cash inflows, which are incorporated into the standardized measure of future cash flows, using 12-month average rather than year-end oil and gas prices. As a result of the change in reserve pricing from using year-end oil and gas prices to now using 12-month average prices, the estimated date when 9.11 MMBOE (8.20 MMBOE at the 90% NPI) will be produced and sold from the underlying properties would have been accelerated from October 31, 2017 to July 31, 2016 if year-end oil and gas prices were used to prepare December 31, 2009 reserve estimates. The adoption of ASU 2010-03, however, had no impact on the Trust’s statements of assets, liabilities and trust corpus, statements of distributable income, or statements of changes in trust corpus.
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, as codified in FASB ASC topic Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. This standard establishes only two levels of GAAP, authoritative and nonauthoritative. The FASB ASC was not intended to change or alter existing GAAP, and the Trust’s adoption effective July 1, 2009 did not therefore have any impact on its financial statements other than to modify certain existing disclosures. The FASB ASC is now the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the FASB ASC will become nonauthoritative. FASB ASC is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. Upon adoption in the third quarter of 2009, the Trust began to use the new guidelines and numbering system prescribed by the FASB ASC when referring to GAAP.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), as codified in FASB ASC topic Subsequent Events. This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for fiscal years and interim periods ended after June 15, 2009. The Trust adopted SFAS 165 effective April 1, 2009, as amended by ASU 2010-09, which did not have an impact on the Trust’s financial statements.
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
     Basis of Accounting. The Trust’s financial statements are prepared on a modified cash basis, which is a comprehensive basis of accounting other than GAAP. This method of accounting is consistent with reporting of taxable income to the Trust unitholders. The most significant differences between the Trust’s financial statements and those prepared in accordance with GAAP are:
a)	Income from net profits interest is recognized when NPI distributions are received by the Trust rather than accrued in the month of production;

b)	Distributions to Trust unitholders are recorded when paid by the Trust;

c)	Trust general and administrative expenses (which include the Trustee’s fees as well as accounting, engineering, legal, and other professional fees) are recorded when paid by the Trust rather than when incurred; and

d)	Cash reserves for Trust expenses may be established by the Trustee for certain expenditures that would not be recorded as contingent liabilities under GAAP.
     While these statements differ from financial statements prepared in accordance with GAAP, based on the judgment of the Trustee the modified cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Trust unitholders are based on net cash receipts. This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission, as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts. For further information regarding the Trust’s basis of accounting, see Note 2 to the Financial Statements included in this Annual Report on Form 10-K.
     All amounts included in the Trust’s financial statements are based on cash amounts received or disbursed, or on the carrying value of the net profits interests, which was derived from the historical cost of the interests at the date of their transfer from Whiting, less accumulated amortization to date. Accordingly, there are no fair value estimates included in the Trust’s financial statements.
     Oil and Gas Reserves. The proved oil and gas reserves for the underlying properties are estimated by independent petroleum engineers. Reserve engineering is a subjective process that is dependent upon the quality of available data and the interpretation thereof. Estimates by different engineers often vary, sometimes significantly. In addition, physical factors such as the results of drilling, testing and production subsequent to the date of an estimate, as well as economic factors such as changes in product prices and production costs, may justify revision of such estimates. Accordingly, oil and gas quantities ultimately recovered and the timing of production may be substantially different from estimates.
     The standardized measure of discounted future net cash flows is prepared using assumptions required by the FASB and SEC. Such assumptions include using average fiscal-year oil and gas prices (calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month reporting period) and year-end costs for estimated future production expenditures. Discounted future net cash flows are calculated using a 10% discount rate. Changes in any of these assumptions could have a significant impact on the standardized measure. The standardized measure does not necessarily result in an estimate of the current fair market value of proved reserves.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Commodity Hedge Contracts
     The primary asset of and source of income to the Trust is the term NPI, which generally entitles the Trust to receive 90% of the net proceeds from oil and gas production from the underlying properties. Consequently, the Trust is exposed to market risk from fluctuations in oil and gas prices. Through 2012, however, the NPI is subject to commodity hedge contracts in the form of costless collars, which reduce its exposure to commodity price volatility.
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
     The collared hedges shown above have the effect of providing a protective floor while allowing Trust unitholders to share in upward pricing movements. Consequently, while these hedges are designed to decrease exposure to price decreases, they also have the effect of limiting the benefit of price increases beyond the ceiling. For the 2010 crude oil contracts listed above, a hypothetical $5.00 change in the NYMEX price above the ceiling price or below the floor price applied to the notional amounts could cause a change in the cash settlement payments (gains received) on hedging activities in 2010 of $2.6 million to Whiting, of which 90% would be transferred to the Trust. For the 2010 natural gas contracts listed above, a hypothetical $1.00 change in the NYMEX price above the ceiling price or below the floor price applied to the notional amounts could cause a change in the cash settlement payments (gains received) on hedging activities in 2010 of $2.0 million to Whiting, of which 90% would be transferred to the Trust.
     Amounts received by Whiting from the counterparty upon settlements of the hedge contracts will reduce the operating expenses related to the underlying properties in calculating the net proceeds. However, if the hedge payments received by Whiting under the hedge contracts and other non-production revenue exceed operating expenses during a quarterly period, the ability to use such excess amounts to offset operating expenses may be deferred, with interest accruing on such amounts at the prevailing money market rate, until the next quarterly period where the hedge payments and the other non-production revenue are less than such expenses. In addition, the aggregate amounts paid by Whiting on settlement of the hedge contracts will reduce the amount of net proceeds paid to the Trust.

Item 8. Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Trustees and Unit Holders of
Whiting USA Trust I
c/o The Bank of New York Mellon Trust Company, N.A., Trustee
Austin, Texas
We have audited the accompanying statements of assets, liabilities and trust corpus — modified cash basis of Whiting USA Trust I (the “Trust”) as of December 31, 2009 and 2008, and the related statements of distributable income and changes in trust corpus — modified cash basis for the years ended December 31, 2009 and 2008 and for the period from October 18, 2007 (date of inception) through December 31, 2007. These financial statements are the responsibility of the Corporate Trustee. Our responsibility is to express an opinion on the financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the trustee, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As described in Note 2 to the financial statements, these financial statements were prepared on the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.
In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of Whiting USA Trust I as of December 31, 2009 and 2008, and its distributable income and changes in trust corpus for the years ended December 31, 2009 and 2008 and for the period from October 18, 2007 (date of inception) through December 31, 2007, on the comprehensive basis of accounting described in Note 2 to the financial statements.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2010 expressed an unqualified opinion on the Trust’s internal control over financial reporting.
Deloitte & Touche LLP
Houston, Texas
March 15, 2010

WHITING USA TRUST I
Statements of Assets, Liabilities and Trust Corpus - Modified Cash Basis

	December 31,
	2009	2008
ASSETS
Cash and short-term investments	$237,302	$131,584
Investment in net profits interest, net	79,346,416	97,798,149

Total assets	$79,583,718	$97,929,733

LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses	$237,292	$131,574
Trust corpus (13,863,889 Trust units issued and outstanding )	79,346,426	97,798,159

Total liabilities and Trust corpus	$79,583,718	$97,929,733

Statements of Distributable Income - Modified Cash Basis

			Period from
	Year Ended	Year Ended	October 18, 2007
	December 31,	December 31,	(inception) through
	2009	2008	December 31, 2007
Income from net profits interest	$38,347,743	$58,281,524	$—
General and administrative expenses	(944,282)	(793,443)	—
Cash reserves (withheld) used for future Trust expenses	(105,718)	(131,574)	—
State income tax withholding	(180,801)	(376,200)	—

Distributable income	$37,116,942	$56,980,307	$—

Distributable income per unit	$2.677239	$4.109980	$—

Statements of Changes in Trust Corpus - Modified Cash Basis

			Period from
	Year Ended	Year Ended	October 18, 2007
	December 31,	December 31,	(inception) through
	2009	2008	December 31, 2007
Trust corpus, beginning of period	$97,798,159	$10	$—
Investment in net profits interest	—	111,223,059	10
Distributable income	37,116,942	56,980,307	—
Distributions to unitholders	(37,116,942)	(56,980,307)	—
Amortization of investment in net profits interest	(18,451,733)	(13,424,910)	—

Trust corpus, end of period	$79,346,426	$97,798,159	$10

The accompanying notes are an integral part of these modified cash basis financial statements.

WHITING USA TRUST I
NOTES TO MODIFIED CASH BASIS FINANCIAL STATEMENTS
1. ORGANIZATION OF THE TRUST
     Formation of the Trust — Whiting USA Trust I (the “Trust”) is a statutory trust formed in October 2007 under the Delaware Statutory Trust Act, pursuant to a trust agreement (the “Trust agreement”) among Whiting Oil and Gas Corporation and Equity Oil Company, as trustors, The Bank of New York Trust Company, N.A., as Trustee (subsequently renamed The Bank of New York Mellon Trust Company, N.A., and hereinafter referred to as “Trustee”), and Wilmington Trust Company as Delaware Trustee (the “Delaware Trustee”). The initial capitalization of the Trust estate was funded by Whiting Petroleum Corporation (“Whiting”) in November 2007. Effective September 30, 2009, Equity Oil Company merged into Whiting Oil and Gas Corporation (“Whiting Oil and Gas”) with Whiting Oil and Gas as the surviving corporation. Whiting Oil and Gas, as referred to herein, is a subsidiary of Whiting and the successor to Equity Oil Company.
     The Trust was created to acquire and hold a term net profits interest (“NPI”) for the benefit of the Trust unitholders pursuant to a conveyance to the Trust from Whiting Oil and Gas. The term NPI is an interest in underlying oil and natural gas properties located in the Rocky Mountains, Mid-Continent, Permian Basin and Gulf Coast regions (the “underlying properties”). The NPI is the only asset of the Trust, other than cash held for Trust expenses. These oil and gas properties include interests in 3,086 gross (381.7 net) producing oil and gas wells.
     The NPI is passive in nature, and the Trustee has no management control over and no responsibility relating to the operation of the underlying properties. The NPI entitles the Trust to receive 90% of the net proceeds from the sale of production from the underlying properties. The NPI will terminate when 9.11 MMBOE have been produced and sold from the underlying properties (which amount is the equivalent of 8.20 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the NPI), and the Trust will soon thereafter wind up its affairs and terminate. As of December 31, 2009, on an accrual basis 2.77 MMBOE of the Trust’s total 8.20 MMBOE have been produced and sold and 0.02 MMBOE have been sold in divestitures. The remaining reserve quantities are projected to be produced by October 31, 2017, based on the reserve report for the underlying properties as of December 31, 2009.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Term Net Profits Interest — The Trust uses the modified cash basis of accounting to report Trust receipts from the term NPI and payments of expenses incurred. The actual cash distributions to the Trust are made based on the terms of the conveyance creating the Trust’s NPI. The term NPI entitles the Trust to receive revenues (oil, gas and natural gas liquid sales) less expenses (the amount by which all royalties, lease operating expenses including well workover costs, production and property taxes, payments made by Whiting to the hedge counterparty upon settlements of hedge contracts, maintenance expenses, post-production costs including plugging and abandonment, and producing overhead, exceed hedge payments received by Whiting under hedge contracts and other non-production revenue) of the underlying properties multiplied by 90% (term NPI percentage). Actual cash receipts may vary due to timing delays of cash receipts from the property operators or purchasers and due to wellhead and pipeline volume balancing agreements or practices.

     Modified Cash Basis of Accounting — The financial statements of the Trust, as prepared on a modified cash basis, reflect the Trust’s assets, liabilities, Trust corpus, earnings and distributions, as follows:
a)	Income from net profits interest is recorded when NPI distributions are received by the Trust;

b)	Distributions to Trust unitholders are recorded when paid by the Trust;

c)	Trust general and administrative expenses (which include the Trustees’ fees as well as accounting, engineering, legal, and other professional fees) and are recorded when paid;

d)	Cash reserves for Trust expenses may be established by the Trustee for certain expenditures that would not be recorded as contingent liabilities under GAAP;

e)	Amortization of the investment in net profits interest is calculated based on the units-of- production method. Such amortization is charged directly to Trust corpus and does not affect cash earnings; and

f)	The Trust evaluates impairment of the investment in net profits interest by comparing the undiscounted cash flows expected to be realized from the investment in net profits interest to the carrying value. If the expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the investment in net profits interest. At December 31, 2009 and 2008, the Trustee believes no such impairment has occurred. The determination of whether the NPI is impaired requires a significant amount of judgment by the Trustee and is based on the best information available to the Trustee at the time of the evaluation. If market conditions deteriorate, write-downs could be required in the future.
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
     Cash and Short-Term Investments. Cash and short-term investments include all highly liquid short-term investments with original maturities of three months or less.
     Concentration of Credit Risk. The underlying properties from which the NPI is derived principally sell their oil and natural gas production to end users, marketers and other purchasers that have access to nearby pipeline facilities. During 2009, sales to Teppco Crude Oil LLC and Lion Oil Company each accounted for 12% of total oil and natural gas sales related to the underlying properties. During 2008, sales to Teppco Crude Oil LLC and Lion Oil Company accounted for 14% and 13%, respectively, of total oil and natural gas sales related to the underlying properties. The loss of one or both of these purchasers does not present a material risk because there is significant competition among purchasers of crude oil and natural gas in the areas of the underlying properties, and if they were to lose one or both of their largest purchasers, several entities could purchase crude oil and natural gas produced from the underlying properties with little or no interruption to their business.
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
     Use of Estimates. The preparation of financial statements requires estimates and assumptions that affect reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates affecting these financial statements include estimates of proved oil and gas reserves, which are used to compute the Trust’s amortization of net profits interest and its impairment assessments. Although the Trustee believes that these estimates are reasonable, actual results could differ from those estimates.
     Recent Accounting Pronouncements. In December 2008, the SEC issued Modernization of Oil and Gas Reporting: Final Rule, which published the final rules and interpretations updating its oil and gas reporting requirements. The final rule includes updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations. Key revisions include the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, permitting disclosure of probable and possible reserves, and changes to the pricing used to determine reserves in that companies must use a 12-month average price. The average is calculated using the first-day-of-the-month price for each of the 12 months that make up the reporting period. The Trust adopted the new rules effective December 31, 2009, and as a result (i) prepared its reserve estimates as of December 31, 2009 based on the new reserve definitions, (ii) estimated its December 31, 2009 reserve quantities using the 12-month average price and (iii) included additional disclosures in Item 2 of this Annual Report on Form 10-K, as required by the new rule. As a result of the change in reserve pricing from using year-end oil and gas prices to now using 12-month average prices, the estimated date when 9.11 MMBOE (8.20 MMBOE at the 90% NPI) will be produced and sold from the underlying properties would have been accelerated from October 31, 2017 to July 31, 2016 if year-end oil and gas prices were used to prepare December 31, 2009 reserve estimates. The adoption of this new rule, however, had no impact on the Trust’s statements of assets, liabilities and trust corpus, statements of distributable income, or statements of changes in trust corpus.
     In January 2010, the FASB issued Accounting Standards Update No. 2010-03, Oil and Gas Reserve Estimation and Disclosures (“ASU 2010-03”), which provides amendments to FASB ASC topic Extractive Activities-Oil and Gas. The objective of ASU 2010-03 is to align the oil and gas reserve estimation and disclosure requirements of the FASB ASC with the requirements in the SEC’s Modernization of Oil and Gas Reporting: Final Rule. The Trust adopted ASU 2010-03 effective December 31, 2009, and as a result (i) has estimated its December 31, 2009 reserve quantities using the 12-month average price, (ii) has prepared its reserve estimates as of December 31, 2009 based on the new and amended reserve definitions in ASU 2010-03 that conform to the SEC’s revised reserve definitions, and (iii) has calculated its future cash inflows, which are incorporated into the standardized measure of discounted future net cash flows, using 12-month average rather than year-end oil and gas prices. As a result of the change in reserve pricing from using year-end oil and gas prices to now using 12-month average prices, the estimated date when 9.11 MMBOE (8.20 MMBOE at the 90% NPI) will be produced and sold from the underlying properties would have been accelerated from October 31, 2017 to July 31, 2016 if year-end oil and gas prices were used to prepare December 31, 2009 reserve estimates. The adoption of ASU 2010-03, however, had no impact on the Trust’s statements of assets, liabilities and trust corpus, statements of distributable income, or statements of changes in trust corpus.
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, as codified in FASB ASC topic Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. This standard establishes only two levels of GAAP, authoritative and nonauthoritative. The FASB ASC was not intended to change or alter existing GAAP, and the Trust’s adoption effective July 1, 2009 did not therefore have any impact on its financial statements other than to modify certain existing disclosures. The FASB ASC is now the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the FASB ASC will become nonauthoritative. FASB ASC is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. Upon adoption in the third quarter of 2009, the Trust began to use the new guidelines and numbering system prescribed by the FASB ASC when referring to GAAP.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), as codified in FASB ASC topic Subsequent Events. This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for fiscal years and interim periods ended after June 15, 2009. The Trust adopted SFAS 165 effective April 1, 2009, as amended by ASU 2010-09, which did not have an impact on the Trust’s financial statements other than additional disclosures.
3. INVESTMENT IN NET PROFITS INTEREST
     Whiting Oil and Gas conveyed the NPI to the Trust in exchange for 13,863,889 Trust units. The investment in net profits interest was recorded at the historical cost of Whiting on April 30, 2008, the date of conveyance, and was determined to be $123.6 million, of which $111.2 million (90% of the NPI) was attributed to the Trust. Accumulated amortization as of December 31, 2009 and 2008 was $31.9 million and $13.4 million, respectively.

4. INCOME FROM NET PROFITS INTEREST
     The Trust received income from net profits interest as follows (dollars in thousands):

	Year Ended December 31,
	2009		2008
Revenues:
Oil sales	$40,922	(a)	$65,276	(c)
Natural gas sales	15,133	(b)	25,322	(d)

Total Revenues	$56,055		$90,598

Costs:
Lease operating expense	$26,179		$19,319
Production taxes	3,930		6,346
Cash settlement payments (gains received) on commodity derivatives	(16,663)		176

Total Costs	$13,446		$25,841

Net proceeds	$42,609		$64,757

Net profits percentage	90%		90%

Income from net profits interest	$38,348		$58,282

(a)	Because of the one-month interval between the time crude oil volumes are produced and the receipt of oil sales proceeds by Whiting, oil sales for the twelve months ended December 31, 2009 (consisting of Whiting’s February, May, August and November 2009 NPI distributions to the Trust) generally represent crude oil production from October 2008 through September 2009.

(b)	Because of the two-month interval between the time natural gas volumes are produced and the receipt of gas sales proceeds by Whiting, natural gas sales for the twelve months ended December 31, 2009 (consisting of Whiting’s February, May, August and November 2009 NPI distributions to the Trust) generally represent gas production from September 2008 through August 2009.

(c)	Because of the one-month interval between the time crude oil volumes are produced and the receipt of oil sales proceeds by Whiting, oil sales for the twelve months ended December 31, 2008 (consisting of Whiting’s May, August and November 2008 NPI distributions to the Trust) generally represent crude oil production from January 2008 through September 2008.

(d)	Because of the two-month interval between the time natural gas volumes are produced and the receipt of gas sales proceeds by Whiting, natural gas sales for the twelve months ended December 31, 2008 (consisting of Whiting’s May, August and November 2008 NPI distributions to the Trust) generally represent gas production from January 2008 through August 2008.
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
     For Montana state income tax purposes, Whiting must withhold from the NPI payable to the Trust, an amount equal to 6% of the net amount payable to the Trust from the sale of oil and gas in Montana. Whiting withheld $180,801 and $376,200 related to Montana state income taxes for the twelve months ended December 31, 2009 and 2008, respectively. For North Dakota, Oklahoma, Arkansas, Michigan, New Mexico, Alabama, Louisiana, Colorado, Kansas, Utah and Mississippi, neither the Trust nor Whiting is withholding the income tax due such states on distributions made to an individual resident or nonresident Trust unitholder, as long as the Trust is taxed as a grantor trust under the Internal Revenue Code.
6. DISTRIBUTION TO UNITHOLDERS
     Actual cash distributions to the Trust unitholders depend on the volumes of and prices received for oil, natural gas and natural gas liquids produced from the underlying properties, among other factors. Quarterly cash distributions during the term of the Trust are made by the Trustee generally no later than 60 days following the end of each quarter (or the next succeeding business day) to the Trust unitholders of record on the 50th day following the end of each quarter. Such amounts equal the excess, if any, of the cash received by the Trust during the quarter, over the expenses of the Trust paid during such quarter, subject to adjustments for changes made by the Trustee during such quarter in any cash reserves established for future expenses of the Trust.

7. RELATED PARTY TRANSACTIONS
     Capital Expenditures — During the twelve months ended December 31, 2009 and 2008, Whiting incurred $1.1 million and $5.4 million, respectively, of capital expenditures on the underlying properties related to the drilling and completing of oil and gas wells, capital workovers, facility upgrades and well recompletions performed to secure production from new horizons, which may have the effect of ultimately increasing current and future period NPI net proceeds and thereby benefiting the Trust unitholders by accelerating their return on investment. Pursuant to the terms of the conveyance agreement, however, Whiting did not deduct, nor will it deduct in the future, such capital expenditures from the NPI gross proceeds or related distributions to the Trust. The Trust cannot provide any assurance that future capital expenditures will be consistent with historical levels.
     Operating Overhead — Pursuant to the terms of the applicable joint operating agreements, Whiting deducts from the gross proceeds an overhead fee to operate those underlying properties for which Whiting has been designated as the operator. Additionally, for those underlying properties for which Whiting is the operator but for which there is no operating agreement, Whiting deducts from the gross proceeds an overhead fee calculated in the same manner Whiting allocates overhead to other similarly owned properties, as is customary in the oil and gas industry. The operating overhead activities include various engineering, legal, and administrative functions. For the twelve months ended December 31, 2009, the Trust’s portion of the monthly charge totaled $1.7 million and averaged $404 per active operated well. For the three distributions made during the year ended December 31, 2008, the Trust’s portion of the monthly charge totaled $1.4 million and averaged $391 per active operated well. The fee is adjusted annually pursuant to COPAS guidelines and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers.
     Administrative Services Fee — Under the terms of the administrative services agreement, the Trust pays a quarterly administration fee of $50,000 to Whiting 60 days following the end of each calendar quarter. General and administrative expenses in the Trust’s statements of distributable income for the twelve months ending December 31, 2009 and 2008 include $200,000 and $150,000, respectively, for quarterly administrative fees paid to Whiting.
     Trustee Administrative Fee — Under the terms of the Trust agreement, the Trust pays an annual administrative fee to the Trustee of $160,000, paid in four quarterly installments of $40,000 each and is billed in arrears. General and administrative expenses in the Trust’s statements of distributable income for the twelve months ending December 31, 2009 and 2008 include $160,000 and $80,000, respectively, for quarterly administrative fees paid to the Trustee.
     Whiting Advance — During September 2008, the Trustee determined that the Trust’s cash on hand was not sufficient to fund its current general and administrative liabilities due. Accordingly, the Trust entered into a transaction with Whiting in the ordinary course of business, whereby Whiting advanced $100,000 to the Trust on September 19, 2008. The Trust repaid Whiting the $100,000 advance on November 26, 2008 plus interest.
8. SUBSEQUENT EVENTS
     The Trustee has evaluated subsequent events through the date that these financial statements were issued. The following information is disclosed as a nonrecognized subsequent event:
     On February 26, 2010, a distribution of $0.663181 per Trust unit was paid to Trust unitholders owning Trust units as of February 19, 2010. The distribution consisted of net cash proceeds of $9.5 million paid by Whiting to the Trust, which included cash receipts of $1.4 million (90% of $1.6 million) for commodity derivative contracts settled for October 1, 2009 through December 31, 2009, less a provision of $200,000 for estimated Trust expenses and $71,337 for Montana state income tax withholdings.
9. SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (UNAUDITED)
     Estimates of proved reserves attributable to the Trust and the related valuations were based 100% on reports prepared by the Trust’s independent petroleum engineers Cawley, Gillespie & Associates, Inc. Proved reserve estimates included herein conform to the definitions prescribed by the FASB and SEC. The estimates of proved reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, price changes and other factors.
     As of December 31, 2009, all of the underlying properties’ oil and gas reserves are attributable to properties within the United States. Proved reserves attributable to the Trust and related standardized measure valuations are prepared on an accrual basis, which is the basis on which Whiting and the underlying properties maintain their production records and is different from the cash basis on which the Trust production records are computed.
     The following is a summary of the changes in quantities of proved oil and gas reserves attributable to the Trust for the years ended December 31, 2008 and 2009:

		Natural
	Oil	Gas
	(MBbl)	(MMcf)	MBOE
Balance — January 1, 2008 (1)	5,110	18,559	8,203
Revisions to previous estimates	(594)	3,277	(47)
Extensions and discoveries	69	197	102
Production	(800)	(3,779)	(1,430)

Balance — December 31, 2008 (1)	3,785	18,254	6,828
Revisions to previous estimates	597	(3,816)	(40)
Extensions and discoveries	10	6	11
Divestitures (2)	(4)	(102)	(21)
Production	(784)	(3,366)	(1,345)

Balance — December 31, 2009 (1)	3,604	10,976	5,433

Proved developed reserves:
January 1, 2008	5,110	18,559	8,203

December 31, 2008	3,785	18,254	6,828

December 31, 2009	3,604	10,976	5,433

(1)	Reserves related to the underlying properties on a full economic life basis as of January 1, 2008, December 31, 2008 and December 31, 2009 were 13.9 MMBOE, 9.0 MMBOE and 9.3 MMBOE, respectively.

(2)	During 2009, Whiting received aggregate sale proceeds of $16,884 in exchange for its divestiture of Trust properties that held 21 MBOE of proved reserves but which properties were producing only marginally positive net operating profits. Whiting includes all such proceeds from Trust property divestitures in its NPI distributions to the Trust.
Notable changes in proved reserves for the year ended December 31, 2009 included:
•	Revisions to previous estimates. In 2009, revisions to previous estimates decreased proved reserves by a net amount of 40 MBOE. Included in these revisions were 3.8 Bcf of downward adjustments to natural gas primarily due to lower gas prices of $3.15 per Mcf in reserve estimates at December 31, 2009, as compared to gas prices of $4.96 per Mcf at December 31, 2008. This downward revision in natural gas was almost entirely offset, however, by 597 MBbl of upward adjustments to crude oil reserves primarily due to higher oil prices of $51.58 per Bbl in reserve estimates at December 31, 2009, as compared to $36.27 per Bbl of oil at December 31, 2008.
Notable changes in proved reserves for the year ended December 31, 2008 included:
•	Revisions to previous estimates. In 2008, revisions to previous estimates decreased proved reserves by a net amount of 47 MBOE. Included in these revisions were 594 MBbl of downward adjustments to crude oil primarily due to lower oil prices of $36.27 per Bbl in reserve estimates at December 31, 2008, as compared to $86.17 per Bbl of oil at December 31, 2007, causing a decrease in the estimated economic life of many of the oil wells. This downward revision in crude oil reserves was almost entirely offset, however, by 3.3 Bcf of net upward adjustments to natural gas reserve quantities. This is because the loss of oil reserves from the price-affected oil wells extended the estimated Trust termination date at year-end 2008 by four years to December 31, 2021, and the shorter lives of the oil wells were then generally replaced by production from natural gas wells over the extended life of the Trust. As a result, there was a change in the relative composition of future oil and gas production leading to the ultimate recovery of the Trust’s 8.20 MMBOE, with the natural gas reserves increase of 3.3 Bcf generally offsetting the 594 MBbl decrease in oil reserves.
     The standardized measure of discounted future net cash flows relating to proved oil and gas reserves and the changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves were prepared in accordance with the provisions of FASB ASC topic Extractive Activities—Oil and Gas. Future cash inflows as of December 31, 2009 were computed by applying average fiscal-year prices (calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period ended December 31, 2009) to estimated future production. Future cash inflows as of December 31, 2008 and 2007, however, were computed by applying prices at year end to estimated future production. Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and natural gas reserves at year end, based on year-end costs and assuming the continuation of existing economic conditions.

     The standardized measure of discounted future net cash flows relating to proved oil and gas reserves attributable to the Trust is as follows (dollars in thousands):

	December 31,
	2009	2008	2007
Future cash inflows	$220,502	$227,803	$561,796
Future production costs	(118,476)	(127,731)	(210,788)
Future development costs	—	—	—

Future net cash flows	102,026	100,072	351,008
10% annual discount for estimated timing of cash flows	(24,475)	(29,525)	(101,245)

Standardized measure of discounted future net cash flows (1)	$77,551	$70,547	$249,763

(1)	No provision for federal or state income taxes has been provided because taxable income is passed through to the unitholders of the Trust.
     The changes in standardized measure of discounted future net cash flows relating to proved oil and gas reserves attributable to the Trust are as follows (dollars in thousands):

	December 31,
	2009	2008
Beginning of year (1)	$70,547	$249,763
Sale of oil and gas produced, net of production costs	(22,664)	(68,220)
Sale of minerals in place	(17)	—
Net changes in prices and production costs	23,120	(136,572)
Extensions and discoveries less related costs	188	1,125
Changes in estimated future development costs, net	—	—
Revisions of previous quantity estimates	(678)	(525)
Accretion of discount	7,055	24,976

End of year	$77,551	$70,547

(1)	Because the effective date of the NPI conveyance was January 1, 2008, changes in the standardized measure of discounted future net cash flows for 2007 have not been presented.
     Future cash inflows included in the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves incorporate weighted average sales prices (inclusive of adjustments for quality and location) in effect at December 31, 2009, 2008 and 2007 as follows:

	2009	2008	2007
Oil (per Bbl).	$51.58	$36.27	$86.17
Gas (per Mcf)	$3.15	$4.96	$6.33
11. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended (1)
Year ended December 31, 2009	March 31	June 30	September 30	December 31	Total
Income from net profits interest	$11,148	$9,683	$8,732	$8,784	$38,348
Distributable income	$10,915	$9,364	$8,397	$8,441	$37,117
Distributions per unit	$0.787316	$0.675401	$0.605667	$0.608855	$2.677239

Year ended December 31, 2008
Income from net profits interest	$—	$14,779	$21,546	$21,956	$58,282
Distributable income	$—	$14,383	$21,157	$21,441	$56,980
Distributions per unit	$—	$1.037433	$1.526032	$1.546515	$4.109980

(1)	Dollars in thousands, except for distributions per unit.
******

Report of Independent Registered Public Accounting Firm
To the Board of Directors of
Whiting Petroleum Corporation
Denver, Colorado
We have audited the accompanying statement of historical revenues and direct operating expenses of the Underlying Properties (the “Properties”) of Whiting Petroleum Corporation (the “Company”) for the year ended December 31, 2007. This statement is the responsibility of the Company’s management. Our responsibility is to express an opinion on this statement based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Properties are not required to have, nor were we engaged to perform, an audit of the Properties’ internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Properties’ internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
The accompanying statement was prepared for the purpose of complying with the rules and regulations of the Securities and Exchange Commission as described in the notes to the statement and is not intended to be a complete presentation of the Company’s interests in the Properties.
In our opinion, the statement referred to above presents fairly, in all material respects, the historical revenues and direct operating expenses, described in the notes, of the Properties for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
Denver, Colorado
March 7, 2008

UNDERLYING PROPERTIES
STATEMENT OF HISTORICAL REVENUES
AND DIRECT OPERATING EXPENSES

2007
Revenues:
Oil sales	$59,428,424
Natural gas sales	28,224,189

Total revenues	87,652,613

Direct operating expenses:
Lease operating	23,733,082
Production taxes	6,262,267

Total direct operating expense	29,995,349

Excess of revenues over direct operating expense	$57,657,264

The accompanying notes are an integral part of this statement.

UNDERLYING PROPERTIES
NOTES TO STATEMENT OF HISTORICAL REVENUES
AND DIRECT OPERATING EXPENSES
1. UNDERLYING PROPERTIES
     The underlying properties are net interests in oil and natural gas producing properties owned by Whiting Petroleum Corporation’s wholly-owned subsidiaries Whiting Oil and Gas Corporation and Equity Oil Company (“Whiting”) and are located in mature producing fields that have established production profiles in the Rocky Mountains, Mid-Continent, Permian Basin and Gulf Coast regions of the United States. Immediately prior to the closing of the initial public offering of units of beneficial interest in Whiting USA Trust I (the “Trust”), Whiting conveyed to the Trust the right to receive 90% of the term net proceeds from these underlying properties (“Net Profits Interest”), with Whiting retaining title to the underlying properties.
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
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Items subject to such estimates and assumptions include accrued revenue and expenses and oil and gas reserves, and oil and gas reserves in turn are used to derive the standardized measure of discounted future net cash flows. Although management believes these estimates are reasonable, actual results could differ from these estimates.
     The underlying properties are exposed to credit risk in the event of nonpayment by counterparties, a significant portion of which are concentrated in energy related industries. The creditworthiness of customers and other counterparties is subject to continuing review, including the use of master netting agreements, where appropriate. During 2007, sales to Teppco Crude Oil LLC and Lion Oil Company each accounted for 13% and 11%, respectively, of the underlying properties’ total oil and natural gas sales.
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
     As of December 31, 2007, all of the underlying properties’ oil and gas reserves are attributable to properties within the United States. A summary of the changes in quantities of proved oil and gas reserves for the year ended December 31, 2007 are as follows:

	Oil	Natural Gas
	(MBbl)	(MMcf)
Balance — January 1, 2007	8,855	31,890
Revisions to previous estimates	1,071	198
Extensions and discoveries	64	1,276
Production	(956)	(4,441)

Balance — December 31, 2007	9,034	28,923

	Oil	Natural Gas
	(MBbl)	(MMcf)
Proved developed reserves:
January 1, 2007	8,849	31,546

December 31, 2007	9,034	28,923

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
The standardized measure of discounted future net cash flows relating to proved oil and gas reserves and the changes in standardized measure of discounted future net cash flows relating to proved oil and gas reserves were prepared in accordance with the provisions of SFAS No. 69, as codified in FASB ASC topic Extractive Activities—Oil and Gas. Future cash inflows were computed by applying prices at year end to estimated future production. Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at year end, based on year-end costs and assuming continuation of existing economic conditions. The standardized measure of discounted future net cash flows relating to proved oil and gas reserves is as follows (dollars in thousands):

2007
Future cash inflows	$894,098
Future production costs	(350,637)
Future development costs	—

Future net cash flows	543,461
10% annual discount for estimated timing of cash flows	(232,014)

Standardized measure of discounted future net cash flows (1)	$311,447

(1)	No provision for federal or state income taxes has been provided for in the calculation because taxable income is passed through to the unitholders of the Trust.
     The changes in standardized measure of discounted future net cash flows relating to proved oil and gas reserves are as follows (dollars in thousands):

2007
Beginning of year	$199,664
Sale of oil and gas produced, net of production costs	(57,657)
Net changes in prices and production costs	119,875
Extensions and discoveries less related costs	5,842
Changes in estimated future development costs, net	447
Revisions of previous quantity estimates	23,310
Accretion of discount	19,966

End of year	$311,447

     Future cash inflows included in the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves incorporate weighted average sales prices (inclusive of adjustments for quality and location) in effect at December 31, 2007 as follows:

2007
Oil (per Bbl)	$86.17
Gas (per Mcf)	$6.33

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.

Item 9A.	Controls and Procedures.
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
     Due to the contractual arrangements of (i) the Trust agreement and (ii) the conveyance of the NPI, the Trustee relies on (A) information provided by Whiting, including historical operating data, plans for future operating and capital expenditures, reserve information and information relating to projected production, and (B) conclusions and reports regarding reserves by the Trust’s independent reserve engineers. See Risk Factors “The Trust and the Trust unitholders have no voting or managerial rights with respect to the underlying properties. As a result, Trust unitholders have no ability to influence the operation of the underlying properties” and “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K, for a description of certain risks relating to these arrangements and reliance on information when reported by Whiting to the Trustee and recorded in the Trust’s results of operation.
     Changes in Internal Control over Financial Reporting. During the quarter ended December 31, 2009, there has been no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Whiting.
     Trustee’s Annual Report on Internal Control Over Financial Reporting. A registrant’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A registrant’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the registrant; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the registrants assets that could have a material effect on the financial statements.
     The Corporate Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities and Exchange Act of 1934, as amended. The Corporate Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Corporate Trustee’s evaluation under the framework in Internal Control—Integrated Framework, the Corporate Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2009.
     Deloitte & Touche, LLP, the Trust’s independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
March 15, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Trustees and Unit Holders of
Whiting USA Trust I
c/o The Bank of New York Mellon Trust Company, N.A., Trustee
Austin, Texas
We have audited the internal control over financial reporting of Whiting USA Trust I (the “Trust”) as of December 31, 2009 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Trustee is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Trustee’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A trust’s internal control over financial reporting is a process designed by, or under the supervision of, the trust’s trustee, and effected by the trustee and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the comprehensive basis of accounting described in Note 2 to the financial statements. A trust’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the trust; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with the comprehensive basis of accounting described in Note 2 of the financial statements, and that receipts and expenditures of the trust are being made only in accordance with authorization of the Trustee; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the trust’s assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper trustee override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2009 of the Trust and our report dated March 15, 2010 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Trust’s basis of accounting.
Deloitte & Touche LLP
Houston, Texas
March 15, 2010

Item 9B.	Other Information.
     None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
     The Trust has no directors or executive officers. The Trustee is a corporate trustee that may be removed by the affirmative vote of the holders of not less than a majority of the outstanding Trust units at a meeting at which a quorum is present.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Exchange Act of 1934 requires the holders of more than 10 percent of the Trust units to file with the SEC reports regarding their ownership and changes in ownership of the Trust units. The Trustee is not aware of any 10 percent unitholder having failed to comply with all Section 16(a) filing requirements in 2009.
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
     During the year ended December 31, 2009 the Trustee received administrative fees from the Trust in the amount of $160,000. The Trust does not have any executive officers, directors or employees. Because the Trust does not have a board of directors, it does not have a compensation committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.
(a)	Security Ownership of Certain Beneficial Owners.
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

Item 13.	Certain Relationships, Related Transactions and Director Independence.
Capital Expenditures
     During the twelve months ended December 31, 2009, Whiting incurred $1.1 million of capital expenditures on the underlying properties related to the drilling and completing of oil and gas wells, capital workovers, facility upgrades and well recompletions performed to secure production from new horizons, which may have the effect of ultimately increasing current and future period NPI net proceeds and thereby benefiting the Trust unitholders by accelerating their return on investment. Pursuant to the terms of the conveyance agreement, however, Whiting did not deduct, nor will it deduct in the future, such capital expenditures from the NPI gross proceeds or related distributions to the Trust.
Operating Overhead
     Pursuant to the terms of the applicable operating agreements, Whiting deducts from the gross proceeds an overhead fee to operate those underlying properties for which Whiting has been designated as the operator. Additionally, for those underlying properties for which Whiting is the operator but for which there is no operating agreement, Whiting deducts from the gross proceeds an overhead fee calculated in the same manner Whiting allocates overhead to other similarly owned properties, as is customary in the oil and gas industry. The operating overhead activities include various engineering, legal, and administrative functions. For the twelve months ended December 31, 2009, the Trust’s portion of the monthly charge totaled $1.7 million and averaged $404 per active operated well. The fee is adjusted annually pursuant to COPAS guidelines and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers.
Administrative Services
     Under the terms of the administrative services agreement, the Trust pays a quarterly administration fee of $50,000 to Whiting 60 days following the end of each calendar quarter. General and administrative expenses in the Trust’s statements of distributable income for the twelve months ending December 31, 2009 include $200,000 for quarterly administrative fees paid to Whiting.
     The administrative services agreement will expire upon the termination of the net profits interest unless earlier terminated by mutual agreement of the Trustee and Whiting.
Trustee Administration Fee
     Under the terms of the Trust agreement, the Trust pays an annual administrative fee to the Trustee of $160,000, paid in four quarterly installments of $40,000 each and is billed in arrears. General and administrative expenses in the Trust’s statements of distributable income for the twelve months ending December 31, 2009 include $160,000 for quarterly administrative fees paid to the Trustee.
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
Director Independence
     The Trust does not have a board of directors and therefore no determination been made relative to director independence.

Item 14.	Principal Accountant Fees and Services.
     The Trust does not have an audit committee. Any pre-approval and approval of all services performed by the principal auditor or any other professional service firms and related fees are granted by the Trustee. The Trustee has appointed Deloitte & Touche, LLP, the member firm of Deloitte & Touche Tohmatsu, and their respective affiliates (collectively “Deloitte”) as the independent registered public accounting firm to audit the Trust’s financial statements for the fiscal year ending December 31, 2010. During fiscal 2009 and 2008, Deloitte served as the Trust’s independent registered public accounting firm.
     The following table presents the aggregate fees billed to the Trust for the fiscal years ended December 31, 2009 and 2008 by Deloitte (dollars in thousands):

	2009	2008
Audit fees (1)	$190	$175
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total fees	$190	$175

(1)	Fees for audit services in 2009 and 2008 consisted of the audit of the Trust’s annual financial statements and reviews of the Trust’s quarterly financial statements.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
     (a)(1) Financial Statements
     The following financial statements are set forth under “Financial Statements and Supplementary Data” in Item 8 of this Annual Report on Form 10-K on the pages indicated:

Page in this
Form 10-K
Whiting USA Trust I
Financial Statements — as of December 31, 2009 and 2008 and for the Years ended December 31, 2009 and 2008 and the Period from October 18, 2007 (inception) through December 31, 2007

Report of Independent Registered Public Accounting Firm	39
Statements of Assets, Liabilities and Trust Corpus — Modified Cash Basis	40
Statements of Distributable Income — Modified Cash Basis	40
Statements of Changes in Trust Corpus — Modified Cash Basis	40
Notes to Modified Cash Basis Financial Statements	41
Underlying Properties of Whiting Petroleum Corporation Statement of Historical Revenues and Direct Operating Expenses — for the Year ended December 31, 2007
Report of Independent Registered Public Accounting Firm	48
Statement of Historical Revenues and Direct Operating Expenses	49
Notes to Statement of Historical Revenues and Direct Operating Expenses	50
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

March 15, 2010
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

Appendix 1
Cawley, Gillespie & Associates, Inc.
petroleum consultants

1000 LOUISIANA STREET, SUITE 625 HOUSTON, TEXAS 77002-5008 713-651-9944 FAX 713-651-9980	306 WEST SEVENTH STREET, SUITE 302 FORT WORTH, TEXAS 76102-4987 817-336-2461 FAX 817-877-3728	9601 AMBERGLEN BLVD., SUITE 117 AUSTIN, TEXAS 78729-1106 512-249-7000 FAX 512-233-2618
March 3, 2010
Whiting USA Trust I
1700 Broadway, Suite 2300
Denver, Colorado 80290-2300
Re:	Evaluation Summary — SEC Price Whiting USA Trust I Interests Proved Producing Reserves Certain Properties Located in Various States As of December 31, 2009

Pursuant to the Guidelines of the Securities and Exchange Commission for Reporting Corporate Reserves and Future Net Revenue
Gentlemen:
     As requested, we are submitting our estimates of proved producing reserves and forecasts of economics attributable to the underlying properties, from which a net profits interest has been formed and conveyed by Whiting Petroleum Corporation to the Whiting USA Trust I. These certain oil properties are located in North Dakota, Texas, Oklahoma, Arkansas, Montana, Wyoming, Michigan, New Mexico, Alabama, Louisiana, Colorado, Kansas, Utah and Mississippi. Also included in the table below are the proved reserves attributable to the same underlying properties estimated to be produced by October 31, 2017, which is the estimated date of termination for Whiting USA Trust I. This report, completed March 3, 2010 covers 100% of the proved producing reserves estimated for Whiting USA Trust I. This report includes results for an SEC pricing scenario. The results of this evaluation are presented in the accompanying tabulations, with a composite summary presented below:

		Proved Developed Producing
		Underlying	Underlying Properties
		Properties	Reserves Estimated to be Produced
		Full Economic Life	By October 31, 2017
Net Reserves
Oil	- Mbbl	5,885.5	3,705.0
Gas	- MMcf	18,056.4	12,195.2
NGL	- Mbbl	378.6	299.1
Equivalent*	- Mbbl	9,273.5	6,036.7
Revenue
Oil	- M$	314,126.2	197,749.7
Gas	- M$	57,338.6	38,472.9
NGL	- M$	11,121.8	8,779.1
Other	- M$	0.0	0.0
Severance Taxes	- M$	30,192.6	18,692.8
Ad Valorem Taxes	- M$	5,158.8	3,135.9
Operating Expenses	- M$	181,887.4	109,811.1
Investments	- M$	0.0	0.0
Net Operating Income	- M$	165,347.9	113,362.1
Discounted @ 10%	- M$	101,001.9	86,167.7

*	Calculated based on an energy equivalent that one Bbl of crude oil equals six Mcf of natural gas and one Bbl of crude oil equals one Bbl of natural gas liquids.

Whiting USA Trust I
March 3, 2010

The discounted cash flow value shown in the previous table should not be construed to represent an estimate of the fair market value by Cawley, Gillespie & Associates, Inc.
Hydrocarbon Pricing
     As requested for the SEC scenario, initial WTI spot oil and Henry Hub Gas Daily prices of $61.18 per bbl and $3.87 per MMBtu, respectively, were adjusted individually to WTI posted pricing at $57.90 per bbl and Houston Ship Channel pricing at $3.64 per MMBtu, as of December 31, 2009. Prices were not escalated in the SEC scenario. Oil price differentials, gas price differentials and heating values were applied as furnished by your office.
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
     The proved reserve classifications used conform to the criteria of the Securities and Exchange Commission (“SEC”). The estimates were prepared based on the definitions and regulations contained in the United States Securities and Exchange Commission Modernization of Oil and Gas Reporting; Final Rule, Title 17 CFR Parts 210, 211 et al. released January 14, 2009 in the Federal Register. Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward. The reserves and economics are predicated on regulatory agency classifications, rules, policies, laws, taxes and royalties in effect as noted herein. The possible effects of changes in legislation or other Federal or State restrictive actions have not been considered. All reserve estimates represent our best judgment based on data available at the time of preparation, and assumptions as to future economic and regulatory conditions. It should be realized that the reserves actually recovered, the revenue derived therefrom and the actual cost incurred could be more or less than the estimated amounts.
     The reserve estimates were based on interpretations of factual data furnished by your office. We have used all methods and procedures as we considered necessary under the circumstances to prepare the report. We believe that the assumptions, data, methods and procedures were appropriate for the purpose served by this report. Production data, gas prices, gas price differentials, expense data, tax values and ownership interests were also supplied by you and were accepted as furnished. To some extent information from public records has been used to check and/or supplement these data. The basic engineering and geological data were subject to third party reservations and qualifications. Nothing has come to our attention, however, that would cause us to believe that we are not justified in relying on such data.

Whiting USA Trust I
March 3, 2010

     The professional qualifications of the undersigned, the technical person primarily responsible for the preparation of this report, are included as an attachment to this letter.

Yours very truly,

Robert D. Ravnaas, P.E.
Executive Vice President Cawley, Gillespie & Associates Texas Registered Engineering Firm F-693

Cawley, Gillespie & Associates, Inc.
petroleum consultants

9601 AMBERGLEN BLVD., SUITE 117 AUSTIN, TEXAS 78729-1106 512-249-7000 FAX 512-233-2618	306 WEST SEVENTH STREET, SUITE 302 FORT WORTH, TEXAS 76102-4987 817-336-2461 FAX 817-877-3728	1000 LOUISIANA STREET, SUITE 625 HOUSTON, TEXAS 77002-5008 713-651-9944 FAX 713-651-9980
Professional Qualifications of Robert D. Ravnaas, P.E.
Executive Vice President of Cawley, Gillespie & Associates
     Mr. Ravnaas has been a Petroleum Consultant for Cawley, Gillespie & Associates (CG&A) since 1983, and became Executive Vice President in 1999. He has completed numerous field studies, reserve evaluations and reservoir simulation, waterflood design and monitoring, unit equity determinations and producing rate studies. He has testified before the Texas Railroad Commission in unitization and field rules hearings. Prior to CG&A he worked as a Production Engineer for Amoco Production Company. Mr. Ravnaas received a B.S. with special honors in Chemical Engineering from the University of Colorado at Boulder, and a M.S. in Petroleum Engineering from the University of Texas at Austin. He is a registered professional engineer in Texas, No. 61304, and a member of the Society of Petroleum Engineers (SPE), the Society of Petroleum Evaluation Engineers, the American Association of Petroleum Geologists and the Society of Professional Well Log Analysts.

INDEX TO EXHIBITS

Exhibit
Number		Description
3.1	—	Certificate of Trust of Whiting USA Trust I (Incorporated herein by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (Registration No. 333-147543))

3.2	—	Amended and Restated Trust Agreement, dated April 30, 2008, among Whiting Oil and Gas Corporation, Equity Oil Company, The Bank of New York Mellon Trust Company, N.A. (formerly known as (f/k/a) The Bank of New York Trust Co., N.A.) as Trustee and Wilmington Trust Company as Delaware Trustee. (Incorporated herein by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed on April 30, 2008 (File No. 001-34026))

10.1	—	Conveyance of Net Profits Interest, dated April 30, 2008, from Whiting Oil and Gas Corporation and Equity Oil Company to The Bank of New York Mellon Trust Company, N.A. (f/k/a The Bank of New York Trust Co., N.A.) as Trustee of Whiting USA Trust I. (Incorporated herein by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on April 30, 2008 (File No. 001-34026))

10.2	—	Administrative Services Agreement, dated April 30, 2008, by and between Whiting Oil and Gas Corporation and The Bank of New York Mellon Trust Company, N.A. (f/k/a The Bank of New York Trust Co., N.A.) as Trustee of Whiting USA Trust I. (Incorporated herein by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed on April 30, 2008 (File No. 001-34026))

10.3	—	Registration Rights Agreement, dated April 30, 2008, by and between Whiting Petroleum Corporation and The Bank of New York Mellon Trust Company, N.A. (f/k/a The Bank of New York Trust Co., N.A.) as Trustee of Whiting USA Trust I. (Incorporated herein by reference to Exhibit 10.3 to the Trust’s Current Report on Form 8-K filed on April 30, 2008 (File No. 001-34026))

31*	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99*	—	Report of Cawley, Gillespie & Associates, Inc., Independent Petroleum Engineers

*	Filed Herewith