Form 10-Q
period 2010-03-31
WHITING USA TRUST I
filed 2010-05-10
CIK 1417003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 5, 2010, 13,863,889 Units of Beneficial Interest in Whiting USA Trust I were outstanding.

GLOSSARY OF CERTAIN OIL AND NATURAL GAS TERMS
The following are definitions of significant terms used in this report:
     Bbl - One stock tank barrel, or 42 U.S. gallons liquid volume, used in this report in reference to oil and other liquid hydrocarbons.
     BOE - One stock tank barrel of oil equivalent, computed on an approximate energy equivalent basis that one Bbl of crude oil equals six Mcf of natural gas and one Bbl of crude oil equals one Bbl of natural gas liquids.
     Completion - The installation of permanent equipment for the production of oil or natural gas, or in the case of a dry hole, the reporting of abandonment to the appropriate agency.
     COPAS - The Council of Petroleum Accountants Societies.
     Costless collar - An options position where the proceeds from the sale of a call option fund the purchase of a put option.
     FASB ASC - The Financial Accounting Standards Board Accounting Standards Codification.
     Field - An area consisting of either a single reservoir or multiple reservoirs, all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.
     GAAP - Generally accepted accounting principles in the United States.
     Gross Acres or Gross Wells - The total acres or wells, as the case may be, in which a working interest is owned.
     MBbl - One thousand barrels of crude oil or other liquid hydrocarbons.
     MBOE - One thousand BOE.
     Mcf - One thousand standard cubic feet of natural gas.
     MMBOE - One million BOE.
     MMcf - One million standard cubic feet of natural gas.
     Net Profits Interest (NPI) - A nonoperating interest that creates a share in gross production from an operating or working interest in oil and natural gas properties. The share is measured by net profits from the sale of production after deducting costs associated with that production.
     Plugging and Abandonment - Refers to the sealing off of fluids in the strata penetrated by a well so that the fluids from one stratum will not escape into another or to the surface. Regulations of many states require plugging of abandoned wells.
     Recompletion - The completion for production of an existing well bore in another formation from which that well has been previously completed.
     Reserves - Estimated remaining quantities of oil and gas and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering oil and gas or related substances to market, and all permits and financing required to implement the project.
     Reservoir - A porous and permeable underground formation containing a natural accumulation of producible crude oil and/or natural gas that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.

     SEC- The United States Securities and Exchange Commission.
     Working Interest - The interest in a crude oil and natural gas property (normally a leasehold interest) that gives the owner the right to drill, produce and conduct operations on the property and to share in production, subject to all royalties, overriding royalties and other burdens and to share in all costs of exploration, development and operations and all risks in connection therewith.
     Workover - Operations on a producing well to restore or increase production.

PART I-FINANCIAL INFORMATION
Item 1. Financial Statements.
WHITING USA TRUST I
Statements of Assets, Liabilities and Trust Corpus (Unaudited)
(In thousands)

	March 31,	December 31,
	2010	2009
ASSETS
Cash and short-term investments	$153	$237
Investment in net profits interest, net	75,193	79,346

Total assets	$75,346	$79,583

LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses	$153	$237
Trust corpus (13,863,889 Trust units issued and outstanding)	75,193	79,346

Total liabilities and Trust corpus	$75,346	$79,583

Statements of Distributable Income (Unaudited)
(In thousands, except per unit data)

	Three Months Ended March 31,
	2010	2009
Income from net profits interest	$9,466	$11,147
General and administrative expenses	(284)	(295)
Cash reserves used for current Trust expenses	84	120
State income tax withholding	(71)	(57)

Distributable income	$9,195	$10,915

Distributable income per unit	$0.663181	$0.787316

Statements of Changes in Trust Corpus (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2010	2009
Trust corpus, beginning of period	$79,346	$97,798
Distributable income	9,195	10,915
Distributions to unitholders	(9,195)	(10,915)
Amortization of investment in net profits interest	(4,153)	(4,559)

Trust corpus, end of period	$75,193	$93,239

The accompanying notes are an integral part of these financial statements.

WHITING USA TRUST I
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
1. ORGANIZATION OF THE TRUST
Formation of the Trust — Whiting USA Trust I (the “Trust”) is a statutory trust formed in October 2007 under the Delaware Statutory Trust Act, pursuant to a trust agreement (the “Trust agreement”) among Whiting Oil and Gas Corporation and Equity Oil Company, as trustors, The Bank of New York Trust Company, N.A., as Trustee (subsequently renamed The Bank of New York Mellon Trust Company, N.A., and hereinafter referred to as the “Trustee”), and Wilmington Trust Company as Delaware Trustee (the “Delaware Trustee”). The initial capitalization of the Trust estate was funded by Whiting Petroleum Corporation (“Whiting”) in November 2007. Effective September 30, 2009, Equity Oil Company merged into Whiting Oil and Gas Corporation (“Whiting Oil and Gas”) with Whiting Oil and Gas as the surviving corporation. Whiting Oil and Gas, as referred to herein, is a subsidiary of Whiting and the successor to Equity Oil Company.
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
The NPI is passive in nature, and the Trustee has no management control over and no responsibility relating to the operation of the underlying properties. The NPI entitles the Trust to receive 90% of the net proceeds from the sale of production from the underlying properties. The NPI will terminate when 9.11 MMBOE have been produced and sold from the underlying properties (which amount is the equivalent of 8.20 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the NPI), and the Trust will soon thereafter wind up its affairs and terminate. These reserve quantities are projected to be produced by October 31, 2017, based on the reserve report for the underlying properties as of December 31, 2009.
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
2. BASIS OF ACCOUNTING
Interim Financial Statements — The accompanying unaudited financial information has been prepared by the Trustee in accordance with the instructions to Form 10-Q. The accompanying financial information is prepared on a comprehensive basis of accounting other than GAAP. The Trustee believes that the information furnished reflects all adjustments (consisting of normal and recurring adjustments) which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The Trust’s 2009 Annual Report on Form 10-K includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

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
Modified Cash Basis of Accounting — The financial statements of the Trust, as prepared on a modified cash basis, reflect the Trust’s assets, liabilities, Trust corpus, earnings and distributions, as follows:
a)	Income from net profits interest is recorded when NPI distributions are received by the Trust;

b)	Distributions to Trust unitholders are recorded when paid by the Trust;

c)	Trust general and administrative expenses (which include the Trustees’ fees as well as accounting, engineering, legal, and other professional fees) are recorded when paid;

d)	Cash reserves for Trust expenses may be established by the Trustee for certain expenditures that would not be recorded as contingent liabilities under GAAP;

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
While these statements differ from financial statements prepared in accordance with GAAP, the modified cash basis of reporting revenues and distributions is considered the most meaningful because quarterly distributions to the Trust unitholders are based on net cash receipts. This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the SEC as specified by FASB ASC Topic 932 Extractive Activities — Oil and Gas: Financial Statements of Royalty Trusts.
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
Recent Accounting Pronouncements— There were no accounting pronouncements issued during the three months ended March 31, 2010 applicable to the Trust.
3. INVESTMENT IN NET PROFITS INTEREST
Whiting Oil and Gas conveyed the NPI to the Trust in exchange for 13,863,889 Trust units. The investment in net profits interest was recorded at the historical cost of Whiting on April 30, 2008, the date of conveyance, and was determined to be $123.6 million, of which $111.2 million (90% of the NPI) was attributed to the Trust. As of March 31, 2010 and December 31, 2009, accumulated amortization of the investment in net profits interest was $36.0 million and $31.9 million, respectively.

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
6. RELATED PARTY TRANSACTIONS
Capital Expenditures — During the three months ended March 31, 2010 and 2009, Whiting incurred $225,281 and $735,629, respectively, of capital expenditures on the underlying properties, which are the costs net to Whiting’s interest in the wells, related to the drilling and completing of oil and gas wells, capital workovers, facility upgrades and well recompletions performed to secure production from new horizons. These expenditures may have the effect of ultimately increasing current and future period NPI net proceeds and thereby benefiting the Trust unitholders by accelerating their return on investment. Pursuant to the terms of the conveyance agreement, however, Whiting did not deduct, nor will it deduct in the future, such capital expenditures from the NPI gross proceeds or related distributions to the Trust. The Trust cannot provide any assurance that future capital expenditures will be consistent with historical levels.
Operating Overhead — Pursuant to the terms of the applicable operating agreements, Whiting deducts from the gross proceeds an overhead fee to operate those underlying properties, for which Whiting has been designated as the operator. Additionally, for those underlying properties for which Whiting is the operator but for which there is no operating agreement, Whiting deducts from the gross proceeds an overhead fee calculated in the same manner Whiting allocates overhead to other similarly owned properties, as is customary in the oil and gas industry. The operating overhead activities include various engineering, legal, and administrative functions. For the distributions made during the three months ended March 31, 2010 and 2009, the Trust’s portion of the monthly charge averaged $409 and $391 per active operated well, respectively, which totaled $439,990 and $424,581, respectively. The fee is adjusted annually pursuant to COPAS guidelines and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers.
Administrative Services Fee — Under the terms of the administrative services agreement, the Trust pays a quarterly administration fee of $50,000 to Whiting 60 days following the end of each calendar quarter. General and administrative expenses in the Trust’s statements of distributable income for the three-month periods ending March 31, 2010 and 2009 each include $50,000 for quarterly administrative fees paid to Whiting.
Trustee Administrative Fee — Under the terms of the Trust agreement, the Trust pays an annual administrative fee to the Trustee of $160,000, paid in four quarterly installments of $40,000 each and is billed in arrears. General and administrative expenses in the Trust’s statements of distributable income for the three-month periods ending March 31, 2010 and 2009 each include $40,000 for quarterly administrative fees paid to the Trustee.

7. SUBSEQUENT EVENTS
The Trustee has evaluated subsequent events through the date that these financial statements were issued. The following information is disclosed as a nonrecognized subsequent event:
On May 7, 2010, the Trustee announced the Trust distribution of net profits for the first quarterly payment period in 2010. Unitholders of record on May 20, 2010 are expected to receive a distribution amounting to $9.7 million or $0.700986 per Trust unit, which is payable on or before May 30, 2010. This distribution is expected to consist of net cash proceeds of $10.0 million paid by Whiting to the Trust, which is inclusive of cash receipts totaling $764,238 (90% of $849,253) for commodity derivative contracts settled from January through March 2010, less a provision of $250,000 for estimated Trust expenses and $54,576 for Montana state income tax withholdings.

Item 2.	Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.
References to the “Trust” in this document refer to Whiting USA Trust I. References to “Whiting” in this document refer to Whiting Petroleum Corporation and its wholly-owned subsidiaries. References to “Whiting Oil and Gas” in this document refer to Whiting Oil and Gas Corporation, a wholly owned subsidiary of Whiting Petroleum Corporation and the successor to Equity Oil Company. Equity Oil Company was merged into Whiting Oil and Gas Corporation effective September 30, 2009. The merger did not have an effect on the Trust.
The following review of the Trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto, as well as the Trustee’s discussion and analysis contained in the Trust’s 2009 Annual Report on Form 10-K. The Trust’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available on the SEC’s website www.sec.gov.
Note Regarding Forward-Looking Statements
This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including without limitation the statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. No assurance can be given that such expectations will prove to have been correct. When used in this document, the words “believes,” “expects,” “anticipates,” “projects,” “intends” or similar expressions are intended to identify such forward-looking statements. The following important factors, in addition to those discussed elsewhere in this Form 10-Q, could affect the future results of the energy industry in general, and Whiting and the Trust in particular, and could cause actual results to differ materially from those expressed in such forward-looking statements:
•	the effect of changes in commodity prices and conditions in the capital markets;

•	the effects of global credit, financial and economic issues;

•	uncertainty of estimates of oil and natural gas reserves and production;

•	risks incident to the operation of oil and natural gas wells;

•	future production costs;

•	the inability to access oil and natural gas markets due to market conditions or operational impediments;

•	failure of the underlying properties to yield oil or natural gas in commercially viable quantities;

•	the effect of existing and future laws and regulatory actions;

•	competition from others in the energy industry;

•	risks arising out of the hedge contracts;

•	inflation or deflation; and

•	other risks described under the caption “Risk Factors” in the Trust’s 2009 Annual Report on Form 10-K.
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
Although oil prices fell significantly after reaching highs in the third quarter of 2008, they have experienced a rebound in the second half of 2009 and first quarter 2010. For example, the daily average NYMEX oil price was $118.13 per Bbl and $58.75 per Bbl for the third and fourth quarters of 2008, respectively, $43.21, $59.62, $68.29 and $76.17 per Bbl for the first, second, third and fourth quarters of 2009, respectively, and $78.79 for the first quarter of 2010. Additionally, natural gas prices have fallen significantly since their third quarter 2008 levels and remained low throughout 2009, but have slightly increased during the first quarter of 2010. For example, daily average NYMEX natural gas prices declined from $10.27 per Mcf for the third quarter of 2008 to $6.96 per Mcf for the fourth quarter of 2008 and $3.99 for 2009, but rose to $5.30 per Mcf for the first quarter 2010. Lower oil and gas prices on production from the underlying properties could cause the following: (i) a reduction in the amount of net proceeds to which the Trust is entitled; (ii) an extension of the length of time required to produce 9.11 MMBOE (8.20 MMBOE to the 90% NPI) due to some wells reaching their economic limits sooner; and (iii) a reduction in the amount of oil, natural gas and natural gas liquids that is economic to produce from the underlying properties.
Results of Trust Operations
Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
The following is a summary of income from net profits interest received by the Trust for the three months ended March 31, 2010 and 2009, consisting of the February 2010 and February 2009 distributions, respectively (dollars in thousands, except per Bbl, per Mcf, and per BOE amounts):

	Three Months Ended March 31,
	2010		2009
Sales Volumes:
Oil from underlying properties (MBbls)	202	(a)	215	(c)
Natural gas from underlying properties (MMcf)	885	(b)	943	(d)

Total production (MBOE)	349		373
Average Sales Prices:
Oil (per Bbl)	$64.40		$54.08
Effect of oil hedges on average price (per Bbl)	0.36		16.67

Oil net of hedging (per Bbl)	$64.76		$70.75

Natural gas (per Mcf)	$3.52		$5.76
Effect of natural gas hedges on average price (per Mcf)	1.67		0.33

Natural gas net of hedging (per Mcf)	$5.19		$6.09
Costs (per BOE):
Lease operating expenses	$17.06		$20.03
Production taxes	$3.36		$3.04
Revenues:
Oil sales	$12,984	(a)	$11,650	(c)
Natural gas sales	3,112	(b)	5,437	(d)

Total revenues	$16,096		$17,087
Costs:
Lease operating expenses	$5,957		$7,462
Production taxes	1,175		1,134
Cash settlement gains received on commodity derivatives	(1,553)		(3,895)

Total costs	$5,579		$4,701

Net proceeds	$10,517		$12,386

Net profits percentage	90%		90%

Income from net profits interest	$9,466		$11,147

(a)	Oil volumes and sales for the three months ended March 31, 2010 generally represent crude oil production from October through December 2009.

(b)	Natural gas volumes and sales for the three months ended March 31, 2010 generally represent gas production from September through November 2009.

(c)	Oil volumes and sales for the three months ended March 31, 2009 generally represent crude oil production from October through December 2008.

(d)	Natural gas volumes and sales for the three months ended March 31, 2009 generally represent gas production from September through November 2008.
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
Revenues. Oil and natural gas revenues decreased $1.0 million or 6% for the quarter ended March 31, 2010 as compared to the same period in 2009. Revenues are a function of average sales prices and volumes sold. The decrease in revenues between periods was primarily due to the significant decline in market prices for natural gas, offset in part by an increase in the market price for oil. The average price for natural gas before the effects of hedging decreased 39%, while the average price for oil before the effects of hedging increased 19%. Oil sales volumes decreased 6% or 13 MBOE and gas sales volumes decreased 6% or 58 MMcf in the first quarter of 2010 as compared to the same period in 2009, primarily due to normal field production decline. Oil and gas production attributable to the underlying properties is estimated to decline at a rate of approximately 14.6% annually from 2010 to 2017, based on the reserve report prepared by the Trust’s independent reservoir engineers at December 31, 2009.
Lease Operating Expenses. Lease operating expenses decreased $1.5 million or 20% from the first quarter of 2009 to the first quarter of 2010, while lease operating expenses per BOE decreased 15% from $20.03 during the first quarter of 2009 to $17.06 during the same period in 2010. This decrease in lease operating expense during the first quarter of 2010 was primarily due to lower amounts of operating costs charged to wells that are not operated by Whiting, a lower level of well workovers as well as plug and abandonment charges, and a decrease in pipeline gathering fees between periods.
Production Taxes. Production taxes are generally calculated as a percentage of oil and gas revenues before the effects of hedging. Credits and exemptions allowed in the various taxing jurisdictions are fully utilized. Production taxes for the first quarter of 2010 increased to 7.3% of oil and gas sales as compared to 6.6% of oil and gas sales for the same period in 2009. This increase was the result of higher oil and gas revenues between periods in the state of North Dakota, which carries an 11.5% production tax rate, combined with a decrease in oil and gas revenues in the states of Texas, Louisiana, Michigan and Utah, which all have much lower production tax rates ranging from 4.4% to 7.9% of oil and gas sales.
Cash Settlements on Commodity Derivatives. Whiting entered into certain costless collar hedge contracts for the benefit of the Trust prior to the conveyance. Cash settlements relating to the hedges resulted in a gain of $1.6 million for the three months ended March 31, 2010, which had the effect of increasing the average price of oil and natural gas net of hedging by $0.36 per Bbl of oil and $1.67 per Mcf of natural gas, respectively. Cash settlements relating to these hedges resulted in a gain of $3.9 million for the three months ended March 31, 2009 which had the effect of increasing the average price of oil and natural gas net of hedging by $16.67 per Bbl of oil and $0.33 per Mcf of natural gas, respectively.
Distributable Income. For the three months ended March 31, 2010, the Trust’s distributable income was $9.2 million and was based on income from net profits interest of $9.5 million less estimated Trust expenses of $200,000 and Montana state income tax withholdings of

$71,337. This compares to distributable income of $10.9 million for the first three months of 2009 which was based on income from net profits interest of $11.1 million less $175,000 for estimated Trust expenses and $57,426 in Montana state income tax withholdings.
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
Although capital expenditures for the testing, drilling, completion, equipping, plugging back or recompletion of any well that is a part of the underlying properties cannot be deducted from gross proceeds pursuant to the terms of the conveyance agreement, Whiting incurred capital expenditures of $225,281 on the underlying properties during the three months ended March 31, 2010. Accordingly, these expenditures were not deducted from gross proceeds or the distribution in the first quarter of 2010, but which may have the effect of ultimately accelerating the receipt of NPI net proceeds and thereby benefiting Trust unitholders by accelerating their return on investment. The Trust cannot provide any assurance that future capital expenditures will be consistent with historical levels.
The Trust does not have any transactions, arrangements or other relationships with unconsolidated entities or persons that could materially affect the Trust’s liquidity or the availability of capital resources.
Future Trust Distributions to Unitholders
On May 7, 2010, the Trustee announced the Trust distribution of net profits for the first quarterly payment period in 2010. Unitholders of record on May 20, 2010 are expected to receive a distribution amounting to $9.7 million or $0.700986 per Trust unit, which is payable on or before May 30, 2010. This distribution is expected to consist of net cash proceeds of $10.0 million paid by Whiting to the Trust, which is inclusive of cash receipts totaling $764,328 (90% of $849,253) for commodity derivative contracts settled from January through March 2010, less a provision of $250,000 for estimated Trust expenses and $54,576 for Montana state income tax withholdings.
New Accounting Pronouncements
There were no accounting pronouncements issued during the three months ended March 31, 2010 applicable to the Trust.
Critical Accounting Policies and Estimates
A disclosure of critical accounting policies which affect the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2009. There have been no significant changes to the critical accounting policies during the three months ended March 31, 2010.
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

The revenues derived from the underlying properties depend substantially on prevailing crude oil, natural gas and natural gas liquid prices. As a result, commodity prices also affect the amount of cash flow available for distribution to the Trust unitholders. Lower prices may also reduce the amount of oil, natural gas and natural gas liquids that Whiting can economically produce. Whiting sells the oil, natural gas and natural gas liquid production from the underlying properties under floating market price contracts each month. Whiting has entered into certain hedge contracts through December 31, 2012 to manage the exposure to crude oil and natural gas price volatility, which is associated with revenues generated from the underlying properties, and to achieve more predictable cash flows. However, these contracts limit the amount of cash available for distribution if prices increase above the fixed ceilings. The hedge contracts consist of costless collar arrangements placed with a single trading counterparty, JPMorgan Chase Bank National Association. Whiting cannot provide assurance that this trading counterparty will not become a credit risk in the future. No additional hedges are allowed to be placed on Trust assets.
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
The collared hedges shown above have the effect of providing a protective floor while allowing Trust unitholders to share in upward pricing movements. Consequently, while these hedges are designed to decrease exposure to price decreases, they also have the effect of limiting the benefit of price increases beyond the ceiling. For the 2010 crude oil contracts listed above, a hypothetical $5.00 change in the NYMEX price above the ceiling price or below the floor price applied to the notional amounts would cause a change in the cash settlement payments (gains received) on hedging activities in 2010 of $2.6 million to Whiting, of which 90% would be transferred to the Trust. For the 2010 natural gas contracts listed above, a hypothetical $1.00 change in the NYMEX price above the ceiling price or below the floor price applied to the notional amounts would cause a change in the cash settlement payments (gains received) on hedging activities in 2010 of $2.0 million to Whiting, of which 90% would be transferred to the Trust.
The amounts received by Whiting from the counterparty upon settlements of the hedge contracts will reduce the operating expenses related to the underlying properties when calculating the net proceeds. However, if the hedge payments received by Whiting under the hedge contracts and other non-production revenue exceed operating expenses during a quarterly period, the ability to use such excess amounts to offset operating expenses may be deferred, with interest accruing on such amounts at the prevailing money market rate, until the next quarterly period where the hedge payments and the other non-production revenue are less than such expenses. In addition, the aggregate amounts paid by Whiting on settlement of the hedge contracts will reduce the amount of net proceeds paid to the Trust.

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
Due to the contractual arrangements of (i) the Trust agreement and (ii) the conveyance of the NPI, the Trustee relies on (A) information provided by Whiting, including historical operating data, plans for future operating and capital expenditures, reserve information and information relating to projected production, and (B) conclusions and reports regarding reserves by the Trust’s independent reserve engineers. For a description of certain risks relating to these arrangements and risks relating to the Trustee’s reliance on information reported by Whiting and included in the Trust’s results of operations, see the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, Item 1A. Risk Factors “-The Trust and the Trust unitholders have no voting or managerial rights with respect to the underlying properties. As a result, neither the Trust nor the unitholders have any ability to influence the operation of the underlying properties”.
Changes in Internal Control over Financial Reporting. During the quarter ended March 31, 2010, there has been no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Whiting.

PART II-OTHER INFORMATION
Item 1A. Risk Factors.
Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. No material change to such risk factors has occurred during the three months ended March 31, 2010.
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
Mike Ulrich
Vice President

Date: May 10, 2010
The Registrant, Whiting USA Trust I, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available, and none have been provided. In signing the report above, the Trustee does not imply that it has performed any such function or that such function exists pursuant to the terms of the Trust agreement under which it serves.

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