Form 10-Q
period 2010-06-30
WHITING USA TRUST I
filed 2010-08-06
CIK 1417003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 4, 2010, 13,863,889 Units of Beneficial Interest in Whiting USA Trust I were outstanding.

CERTAIN DEFINITIONS
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
     COPAS - The Council of Petroleum Accountants Societies, Inc.
     Costless collar - An options position where the proceeds from the sale of a call option fund the purchase of a put option.
     FASB ASC - The Financial Accounting Standards Board Accounting Standards Codification.
     Field - An area consisting of either a single reservoir, or multiple reservoirs, all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.
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
     Recompletion - An operation whereby a completion in one zone is abandoned in order to attempt a completion in a different zone within the existing wellbore.
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

PART I-FINANCIAL INFORMATION
Item 1. Financial Statements.
WHITING USA TRUST I
Statements of Assets, Liabilities and Trust Corpus (Unaudited)
(In thousands)

	June 30,	December 31,
	2010	2009
ASSETS
Cash and short-term investments	$181	$237
Investment in net profits interest, net	70,723	79,346

Total assets	$70,904	$79,583

LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses	$181	$237
Trust corpus (13,863,889 Trust units issued and outstanding)	70,723	79,346

Total liabilities and Trust corpus	$70,904	$79,583

Statements of Distributable Income (Unaudited)
(In thousands, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Income from net profits interest	$10,023	$9,684	$19,489	$20,831
General and administrative expenses	(222)	(261)	(506)	(556)
Cash reserves (withheld) used for current Trust expenses	(28)	(39)	56	81
State income tax withholding	(55)	(20)	(126)	(77)

Distributable income	$9,718	$9,364	$18,913	$20,279

Distributable income per unit	$0.700986	$0.675401	$1.364167	$1.462717

Statements of Changes in Trust Corpus (Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Trust corpus, beginning of period	$75,193	$93,239	$79,346	$97,798
Distributable income	9,718	9,364	18,913	20,279
Distributions to unitholders	(9,718)	(9,364)	(18,913)	(20,279)
Amortization of investment in net profits interest	(4,470)	(4,753)	(8,623)	(9,312)

Trust corpus, end of period	$70,723	$88,486	$70,723	$88,486

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
The Trust was created to acquire and hold a term net profits interest (“NPI”) for the benefit of the Trust unitholders pursuant to a conveyance to the Trust from Whiting Oil and Gas. The term NPI is an interest in underlying oil and natural gas properties located in the Rocky Mountains, Mid-Continent, Permian Basin and Gulf Coast regions (the “underlying properties”). The NPI is the only asset of the Trust, other than cash held for Trust expenses. As of December 31, 2009, these oil and gas properties include interests in 3,086 gross (381.7 net) producing oil and gas wells.
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
Initial Issuance of Trust Units and Net Profits Interest Conveyance — In April 2008, the registration statement on Form S-1/S-3 (Registration No. 333-147543) filed by Whiting and the Trust in connection with the initial public offering of the Trust units was declared effective by the SEC. Subsequently, the Trust issued 13,863,889 Trust units to Whiting in exchange for the conveyance of the term NPI from Whiting Oil and Gas, as discussed above. Immediately thereafter, Whiting completed an initial public offering of units of beneficial interest in the Trust, selling 11,677,500 Trust units to the public. Whiting retained, and continues to retain, an ownership in 2,186,389 Trust units, or 15.8% of the total Trust units issued and outstanding.
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

f)	The Trust evaluates impairment of the investment in net profits interest by comparing the undiscounted cash flows expected to be realized from the investment in net profits interest to the carrying value. If the expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the investment in net profits interest. The determination of whether the NPI is impaired requires judgment by the Trustee and is based on the best information available to the Trustee at the time of the evaluation. If market conditions deteriorate, write-downs could be required in the future.
While these statements differ from financial statements prepared in accordance with GAAP, the modified cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Trust unitholders are based on net cash receipts. This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the SEC as specified by FASB ASC Topic 932, Extractive Activities — Oil and Gas: Financial Statements of Royalty Trusts.
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
Recent Accounting Pronouncements— There were no accounting pronouncements issued during the six months ended June 30, 2010 applicable to the Trust.
3. INVESTMENT IN NET PROFITS INTEREST
Whiting Oil and Gas conveyed the NPI to the Trust in exchange for 13,863,889 Trust units. The investment in net profits interest was recorded at the historical cost of Whiting on April 30, 2008, the date of conveyance, and was determined to be $123.6 million, of which $111.2 million (90% of the NPI) was attributed to the Trust. As of June 30, 2010 and December 31, 2009, accumulated amortization of the investment in net profits interest was $40.5 million and $31.9 million, respectively.
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
6. RELATED PARTY TRANSACTIONS
Capital Expenditures — During the three and six months ended June 30, 2010, Whiting incurred $219,292 and $444,573, respectively, of capital expenditures on the underlying properties, which are the costs net to Whiting’s interest in the wells, related to the drilling and completing of oil and gas wells, capital workovers, facility upgrades and well recompletions performed to secure production from new horizons. These expenditures may have the effect of ultimately increasing current and future period NPI net proceeds and thereby benefiting the Trust unitholders by accelerating their return on investment. Pursuant to the terms of the conveyance agreement, however, Whiting did not deduct, nor will it deduct in the future, such capital expenditures from the NPI gross proceeds or related distributions to the Trust. The Trust cannot provide any assurance that future capital expenditures will be consistent with historical levels.
Operating Overhead — Pursuant to the terms of the applicable operating agreements, Whiting deducts from the gross proceeds an overhead fee to operate those underlying properties, for which Whiting has been designated as the operator. Additionally, for those underlying properties for which Whiting is the operator but for which there is no operating agreement, Whiting deducts from the gross proceeds an overhead fee calculated in the same manner Whiting allocates overhead to other similarly owned properties, as is customary in the oil and gas industry. The operating overhead activities include various engineering, legal, and administrative functions. For the distributions made during the three and six months ended June 30, 2010, the Trust’s portion of the monthly charge totaled $445,930 and $885,921, respectively and averaged $411 per active operated well. For the distributions made during the three and six months ended June 30, 2009, the Trust’s portion of the monthly charge totaled $443,215 and $867,796, respectively and averaged $400 per active operated well. The fee is adjusted annually pursuant to COPAS guidelines and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers.
Administrative Services Fee — Under the terms of the administrative services agreement, the Trust pays a quarterly administration fee of $50,000 to Whiting 60 days following the end of each calendar quarter. General and administrative expenses in the Trust’s statements of distributable income for the three and six month periods ending June 30, 2010 include $50,000 and $100,000, respectively, for quarterly administrative fees paid to Whiting, and general and administrative expenses for the three and six month periods ending June 30, 2009 also include $50,000 and $100,000, respectively, for quarterly administrative fees paid to Whiting.
Trustee Administrative Fee — Under the terms of the Trust agreement, the Trust pays an annual administrative fee to the Trustee of $160,000, paid in four quarterly installments of $40,000 each and is billed in arrears. General and administrative expenses in the Trust’s statements of distributable income for the three and six month periods ending June 30, 2010 each include $40,000 and $80,000, respectively, for quarterly administrative fees paid to the Trustee, and general and administrative expenses for the three and six month periods ending June 30, 2009 also include $40,000 and $80,000, respectively, for quarterly administrative fees paid to Trustee.

7. SUBSEQUENT EVENTS
The Trustee has evaluated subsequent events through the date that these financial statements were issued. The following information is disclosed as a nonrecognized subsequent event:
On August 6, 2010, the Trustee announced the Trust distribution of net profits for the second quarterly payment period in 2010. Unitholders of record on August 19, 2010 are expected to receive a distribution amounting to $10.3 million or $0.740332 per Trust unit, which is payable on or before August 30, 2010. This distribution is expected to consist of net cash proceeds of $10.6 million paid by Whiting to the Trust, which is inclusive of cash receipts totaling $1.0 million (90% of $1.1 million) for commodity derivative contracts settled from April through June 2010, less a provision of $250,000 for estimated Trust expenses and $37,181 for Montana state income tax withholdings.

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

Although oil prices fell significantly after reaching a high in the third quarter of 2008 with a daily average NYMEX of $118.13 per Bbl, they have experienced a rebound in the second half of 2009 and first half of 2010. For example, the daily average NYMEX oil price was $43.21, $59.62, $68.29 and $76.17 per Bbl for the first, second, third and fourth quarters of 2009, respectively, and $78.79 and $77.99 per Bbl for the first and second quarters of 2010, respectively. Additionally, natural gas prices have fallen significantly since their third quarter 2008 daily average NYMEX of $10.27 per Mcf and remained low throughout 2009, but have slightly increased during the first half of 2010. For example, daily average NYMEX natural gas prices declined to $3.99 per Mcf for 2009, but rose to $4.69 per Mcf for the first half of 2010. Lower oil and gas prices on production from the underlying properties could cause the following: (i) a reduction in the amount of net proceeds to which the Trust is entitled; (ii) an extension of the length of time required to produce 9.11 MMBOE (8.20 MMBOE to the 90% NPI) due to some wells reaching their economic limits sooner; and (iii) a reduction in the amount of oil, natural gas and natural gas liquids that is economic to produce from the underlying properties.
Results of Trust Operations
Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
The following is a summary of income from net profits interest received by the Trust for the six months ended June 30, 2010, which consists of the February and May 2010 distributions, and income from net profits interest for the six months ended June 30, 2009, which consists of the February and May 2009 distributions (dollars in thousands, except per Bbl, per Mcf, and per BOE amounts):

	Six Months Ended June 30,
	2010		2009
Sales Volumes:
Oil from underlying properties (MBbls)	394	(a)	420	(c)
Natural gas from underlying properties (MMcf)	1,727	(b)	1,846	(d)

Total production (MBOE)	682		728
Average Sales Prices:
Oil (per Bbl)	$66.22		$45.00
Effect of oil hedges on average price (per Bbl)	0.19		20.32

Oil net of hedging (per Bbl)	$66.41		$65.32

Natural gas (per Mcf)	$4.25		$5.14
Effect of natural gas hedges on average price (per Mcf)	1.35		0.91

Natural gas net of hedging (per Mcf)	$5.60		$6.05
Costs (per BOE):
Lease operating expenses	$17.27		$18.63
Production taxes	$3.52		$2.62
Revenues:
Oil sales	$26,084	(a)	$18,905	(c)
Natural gas sales	7,336	(b)	9,486	(d)

Total revenues	$33,420		$28,391
Costs:
Lease operating expenses	$11,771		$13,560
Production taxes	2,398		1,904
Cash settlement gains received on commodity derivatives	(2,403)		(10,219)

Total costs	$11,766		$5,245

Net proceeds	$21,654		$23,146

Net profits percentage	90%		90%

Income from net profits interest	$19,489		$20,831

(a)	Oil volumes and sales for the six months ended June 30, 2010 generally represent crude oil production from October 2009 through March 2010.

(b)	Natural gas volumes and sales for the six months ended June 30, 2010 generally represent gas production from September 2009 through February 2010.

(c)	Oil volumes and sales for the six months ended June 30, 2009 generally represent crude oil production from October 2008 through March 2009.

(d)	Natural gas volumes and sales for the six months ended June 30, 2009 generally represent gas production from September 2008 through February 2009.
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

Revenues. Oil and natural gas revenues increased $5.0 million or 18% for the six months ended June 30, 2010 as compared to the same period in 2009. Revenues are a function of average sales prices and volumes sold. The increase in revenues between periods was due to a higher market price for oil during the first half of 2010, which effect was partially offset by a decrease in the market price for natural gas and lower oil and gas sales volumes. The average price for oil before the effects of hedging increased 47%, while the average price for natural gas before the effects of hedging decreased 17%. Oil sales volumes decreased 6% or 26 MBbls, and gas sales volumes decreased 6% or 119 MMcf in the first six months of 2010 as compared to the same period in 2009. Both of these volume decreases were primarily due to normal field production decline.

Lease Operating Expenses. Lease operating expenses decreased $1.8 million or 13% from the first six months of 2009 to the first six months of 2010, while lease operating expenses on a BOE basis decreased 7% from $18.63 during the first half of 2009 to $17.27 during the same period in 2010. This decrease in lease operating expense during the first half of 2010 was primarily due to a lower amount of operating costs charged to wells that are not operated by Whiting, a lower level of plug and abandonment charges and well workovers, and a decrease in labor costs between periods on Whiting-operated properties.

Production Taxes. Production taxes are generally calculated as a percentage of oil and natural gas revenues before the effects of hedging. Tax credits and exemptions allowed in the various taxing jurisdictions are generally utilized to their maximum potential. Production taxes for the first six months ended June 30, 2010 increased $0.5 million or 26% compared to the same period in 2009, primarily due to higher oil and gas revenues between periods. In addition, production taxes as a percentage of oil and gas revenues increased from 6.7% for the first six months of 2009 to 7.2% for the same period in 2010. This increase was the result of higher oil and gas revenues between periods in Montana and North Dakota which carry production tax rates ranging from 10.2% to 13.4% of oil and gas sales.

Cash Settlements on Commodity Derivatives. In connection with Whiting’s conveyance of the net profits interest to the Trust, Whiting entered into certain costless collar hedge contracts in order to reduce the Trust’s exposure to commodity price volatility. Cash settlements relating to these hedges resulted in a gain of $2.4 million for the six months ended June 30, 2010, which had the effect of increasing the average price of oil and natural gas net of hedging by $0.19 per Bbl of oil and $1.35 per Mcf of natural gas, respectively. Cash settlements relating to these hedges also resulted in a gain of $10.2 million for the six months ended June 30, 2009, which had the effect of increasing the average price of oil and natural gas net of hedging by $20.32 per Bbl of oil and $0.91 per Mcf of natural gas, respectively.
Distributable Income. For the six months ended June 30, 2010, the Trust’s distributable income was $18.9 million and was based on income from net profits interest of $19.5 million less estimated Trust expenses of $450,000 and Montana state income tax withholdings of $125,913. This compares to distributable income of $20.3 million for the first six months of 2009 which was based on income from net profits interest of $20.8 million less $475,000 for estimated Trust expenses and $77,198 in Montana state income tax withholdings.

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
The following is a summary of income from net profits interest received by the Trust for the three months ended June 30, 2010, which consists of the May 2010 distribution, and income from net profits interest for the three months ended June 30, 2009, which consists of the May 2009 distribution (dollars in thousands, except per Bbl, per Mcf, and per BOE amounts):

	Three Months Ended June 30,
	2010		2009
Sales Volumes:
Oil from underlying properties (MBbls)	192	(a)	205	(c)
Natural gas from underlying properties (MMcf)	842	(b)	902	(d)

Total production (MBOE)	333		355
Average Sales Prices:
Oil (per Bbl)	$68.14		$35.44
Effect of oil hedges on average price (per Bbl)	—		24.18

Oil net of hedging (per Bbl)	$68.14		$59.62

Natural gas (per Mcf)	$5.02		$4.49
Effect of natural gas hedges on average price (per Mcf)	1.01		1.52

Natural gas net of hedging (per Mcf)	$6.03		$6.01
Costs (per BOE):
Lease operating expenses	$17.48		$17.17
Production taxes	$3.68		$2.17
Revenues:
Oil sales	$13,100	(a)	$7,256	(c)
Natural gas sales	4,224	(b)	4,049	(d)

Total revenues	$17,324		$11,305
Costs:
Lease operating expenses	$5,812		$6,099
Production taxes	1,224		770
Cash settlement gains received on commodity derivatives	(849)		(6,324)

Total costs	$6,187		$545

Net proceeds	$11,137		$10,760

Net profits percentage	90%		90%

Income from net profits interest	$10,023		$9,684

(a)	Oil volumes and sales for the three months ended June 30, 2010 generally represent crude oil production from January through March 2010.

(b)	Natural gas volumes and sales for the three months ended June 30, 2010 generally represent gas production from December 2009 through February 2010.

(c)	Oil volumes and sales for the three months ended June 30, 2009 generally represent crude oil production from January through March 2009.

(d)	Natural gas volumes and sales for the three months ended June 30, 2009 generally represent gas production from December 2008 through February 2009.
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
Revenues. Oil and natural gas revenues increased $6.0 million or 53% during the quarter ended June 30, 2010 as compared to the same period in 2009. Revenues are a function of average sales prices and volumes sold. The increase in revenues between periods was primarily due to higher market prices for oil and natural gas. The average price for oil before the effects of hedging increased 92%, while the average price for natural gas before the effects of hedging increased 12%. Partially offsetting the increase in commodity prices was a decrease in production volumes. Oil sales volumes decreased 6% or 13 MBbls, and gas sales volumes decreased 7% or 60 MMcf in the second quarter of 2010 as compared to the same period in 2009. These lower volumes between periods were primarily due to normal field production decline.
Lease Operating Expenses. Lease operating expenses decreased $287,000 or 5% from the second quarter of 2009 to the second quarter of 2010 primarily due to lower labor costs on Whiting-operated properties between periods. Lease operating expenses on a BOE basis, however, increased 2% from $17.17 during the second quarter of 2009 to $17.48 during the same period in 2010 primarily due to lower production volumes between periods.
Production Taxes. Production taxes are generally calculated as a percentage of oil and natural gas revenues before the effects of hedging. Tax credits and exemptions allowed in the various taxing jurisdictions are generally utilized to their maximum potential. Production taxes for the three months ended June 30, 2010 increased $0.5 million or 59% compared to the same period in 2009, primarily due to higher oil and gas revenues between periods. Production taxes as a percentage of oil and gas revenues for the second quarter of 2010 and 2009 were 7.1% and 6.8%, respectively, of oil and gas sales.
Gain on Settlement of Commodity Derivatives. In connection with Whiting’s conveyance of the net profits interest to the Trust, Whiting entered into certain costless collar hedge contracts in order to reduce the Trust’s exposure to commodity price volatility. Cash settlements relating to these hedges resulted in a gain of $0.8 million for the three months ended June 30, 2010, which had the effect of increasing the average price of natural gas net of hedging by $1.01 per Mcf. Cash settlements relating to these hedges also resulted in a gain of $6.3 million for the three months ended June 30, 2009, which had the effect of increasing the average price of oil and natural gas net of hedging by $24.18 per Bbl of oil and $1.52 per Mcf of natural gas, respectively.
Distributable Income. For the three months ended June 30, 2010, the Trust’s distributable income was $9.7 million and was based on income from net profits interest of $10.0 million less estimated Trust expenses of $250,000 and Montana state income tax withholdings of $54,576. This compares to distributable income of $9.4 million during the second quarter of 2009, which was based on income from net profits interest of $9.7 million less $300,000 for estimated Trust expenses and $19,772 for Montana state income tax withholdings.
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
Although capital expenditures for the testing, drilling, completion, equipping, plugging back or recompletion of any well that is a part of the underlying properties cannot be deducted from gross proceeds pursuant to the terms of the conveyance agreement, Whiting incurred capital expenditures of $444,573 on the underlying properties during the six months ended June 30, 2010. Accordingly, these expenditures were not deducted from gross proceeds or the distribution in the first half of 2010 but may have the effect of ultimately accelerating the receipt of NPI net proceeds and thereby benefiting Trust unitholders by accelerating their return on investment. The Trust cannot provide any assurance that future capital expenditures will be consistent with historical levels.
The Trust does not have any transactions, arrangements or other relationships with unconsolidated entities or persons that could materially affect the Trust’s liquidity or the availability of capital resources.

Future Trust Distributions to Unitholders
On August 6, 2010, the Trustee announced the Trust distribution of net profits for the second quarterly payment period in 2010. Unitholders of record on August 19, 2010 are expected to receive a distribution amounting to $10.3 million or $0.740332 per Trust unit, which is payable on or before August 30, 2010. This distribution is expected to consist of net cash proceeds of $10.6 million paid by Whiting to the Trust, which is inclusive of cash receipts totaling $1.0 million (90% of $1.1 million) for commodity derivative contracts settled from April through June 2010, less a provision of $250,000 for estimated Trust expenses and $37,181 for Montana state income tax withholdings.
New Accounting Pronouncements
There were no accounting pronouncements issued during the six months ended June 30, 2010 applicable to the Trust.
Critical Accounting Policies and Estimates
A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2009. There have been no significant changes to the critical accounting policies during the six months ended June 30, 2010.

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
The collared hedges shown above have the effect of providing a protective floor while allowing Trust unitholders to share in upward price movements. Consequently, while these hedges are designed to decrease exposure to price decreases, they also have the effect of limiting the benefit of price increases beyond the ceiling. For the crude oil contracts listed above, a hypothetical $5.00 change in the NYMEX price above the ceiling price or below the floor price applied to the notional amounts would cause a change in the cash settlement payments (gains received) on commodity derivatives in future periods through 2012 of $2.0 million to Whiting, of which 90% would be transferred to the Trust. For the natural gas contracts listed above, a hypothetical $1.00 change in the NYMEX price above the ceiling price or below the floor price applied to the notional amounts would cause a change in the cash settlement payments (gains received) on commodity derivatives in future periods through 2012 of $2.5 million to Whiting, of which 90% would be transferred to the Trust.
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
Changes in Internal Control over Financial Reporting. During the quarter ended June 30, 2010, there has been no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Whiting.

PART II-OTHER INFORMATION

Item 1A.	Risk Factors.
Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. No material change to such risk factors has occurred during the six months ended June 30, 2010.

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

Date: August 6, 2010
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