Form 10-Q
period 2010-09-30
WHITING USA TRUST I
filed 2010-11-08
CIK 1417003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 4, 2010, 13,863,889 Units of Beneficial Interest in Whiting USA Trust I were outstanding.

GLOSSARY OF CERTAIN DEFINITIONS
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

PART I-FINANCIAL INFORMATION
Item 1. Financial Statements.
WHITING USA TRUST I
Statements of Assets, Liabilities and Trust Corpus (Unaudited)
(In thousands, except unit data)

	September 30,	December 31,
	2010	2009
ASSETS
Cash and short-term investments	$265	$237
Investment in net profits interest, net	66,442	79,346

Total assets	$66,707	$79,583

LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses	$265	$237
Trust corpus (13,863,889 Trust units issued and outstanding)	66,442	79,346

Total liabilities and Trust corpus	$66,707	$79,583

Statements of Distributable Income (Unaudited)
(In thousands, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Income from net profits interest	$10,551	$8,732	$30,040	$29,563
General and administrative expenses	(166)	(130)	(672)	(686)
Cash reserves withheld for current Trust expenses	(84)	(170)	(28)	(89)
State income tax withholding	(37)	(35)	(163)	(112)

Distributable income	$10,264	$8,397	$29,177	$28,676

Distributable income per unit	$0.740332	$0.605667	$2.104500	$2.068384

Statements of Changes in Trust Corpus (Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Trust corpus, beginning of period	$70,723	$88,486	$79,346	$97,798
Distributable income	10,264	8,397	29,177	28,676
Distributions to unitholders	(10,264)	(8,397)	(29,177)	(28,676)
Amortization of investment in net profits interest	(4,281)	(4,694)	(12,904)	(14,006)

Trust corpus, end of period	$66,442	$83,792	$66,442	$83,792

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
Recent Accounting Pronouncements— There were no accounting pronouncements issued during the nine months ended September 30, 2010 applicable to the Trust.
3. INVESTMENT IN NET PROFITS INTEREST
Whiting Oil and Gas conveyed the NPI to the Trust in exchange for 13,863,889 Trust units. The investment in net profits interest was recorded at the historical cost of Whiting on April 30, 2008, the date of conveyance, and was determined to be $123.6 million, of which $111.2 million (90% of the NPI) was attributed to the Trust. As of September 30, 2010 and December 31, 2009, accumulated amortization of the investment in net profits interest was $44.8 million and $31.9 million, respectively.
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
6. RELATED PARTY TRANSACTIONS
Capital Expenditures — During the three and nine months ended September 30, 2010, Whiting incurred $470,646 and $915,219, respectively, of capital expenditures on the underlying properties, which are the costs net to Whiting’s interest in the wells, related to the drilling and completing of oil and gas wells, capital workovers, facility upgrades and well recompletions performed to secure production from new horizons. These expenditures may have the effect of ultimately increasing current and future period NPI net proceeds and thereby benefiting the Trust unitholders by accelerating their return on investment. Pursuant to the terms of the conveyance agreement, however, Whiting did not deduct, nor will it deduct in the future, such capital expenditures from the NPI gross proceeds or related distributions to the Trust. The Trust cannot provide any assurance that future capital expenditures will be consistent with historical levels.
Operating Overhead — Pursuant to the terms of the applicable operating agreements, Whiting deducts from the gross proceeds an overhead fee to operate those underlying properties, for which Whiting has been designated as the operator. Additionally, for those underlying properties for which Whiting is the operator but for which there is no operating agreement, Whiting deducts from the gross proceeds an overhead fee calculated in the same manner Whiting allocates overhead to other similarly owned properties, as is customary in the oil and gas industry. The operating overhead activities include various engineering, legal, and administrative functions. For the distributions made during the three and nine months ended September 30, 2010, the Trust’s portion of the monthly charge totaled $449,800 and $1,335,721, respectively, and averaged $413 per active operated well. For the distributions made during the three and nine months ended September 30, 2009, the Trust’s portion of the monthly charge totaled $447,572 and $1,315,368, respectively, and averaged $404 per active operated well. The fee is adjusted annually pursuant to COPAS guidelines and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers.
Administrative Services Fee — Under the terms of the administrative services agreement, the Trust pays a quarterly administration fee of $50,000 to Whiting 60 days following the end of each calendar quarter. General and administrative expenses in the Trust’s statements of distributable income for the three and nine month periods ended September 30, 2010 include $50,000 and $150,000, respectively, for quarterly administrative fees paid to Whiting, and general and administrative expenses for the three and nine month periods ended September 30, 2009 include $0 and $100,000, respectively, for quarterly administrative fees paid to Whiting.
Trustee Administrative Fee — Under the terms of the Trust agreement, the Trust pays an annual administrative fee to the Trustee of $160,000, paid in four quarterly installments of $40,000 each and is billed in arrears. General and administrative expenses in the Trust’s statements of distributable income for the three and nine month periods ended September 30, 2010 include $40,000 and $120,000, respectively, for quarterly administrative fees paid to the Trustee, and general and administrative expenses for the three and nine month periods ended September 30, 2009 also include $40,000 and $120,000, respectively, for quarterly administrative fees paid to the Trustee.

7. SUBSEQUENT EVENTS
On November 5, 2010, the Trustee announced the Trust distribution of net profits for the third quarterly payment period in 2010. Unitholders of record on November 19, 2010 are expected to receive a distribution amounting to $8.2 million or $0.594796 per Trust unit, which is payable on or before November 29, 2010. This distribution is expected to consist of net cash proceeds of $8.4 million paid by Whiting to the Trust, which is inclusive of cash receipts totaling $0.7 million (90% of $0.8 million) for commodity derivative contracts settled from July through September 2010, less a provision of $100,000 for estimated Trust expenses and $56,006 for Montana state income tax withholdings.

Item 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.
References to the “Trust” in this document refer to Whiting USA Trust I. References to “Whiting” in this document refer to Whiting Petroleum Corporation and its 100%-owned subsidiaries. References to “Whiting Oil and Gas” in this document refer to Whiting Oil and Gas Corporation, a 100%-owned subsidiary of Whiting Petroleum Corporation and the successor to Equity Oil Company. Equity Oil Company was merged into Whiting Oil and Gas Corporation effective September 30, 2009. The merger did not have an effect on the Trust.
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

Although oil prices fell significantly after reaching a high in the third quarter of 2008, they have experienced a rebound in the second half of 2009 and first nine months of 2010. Additionally, natural gas prices have fallen significantly since their peak in the third quarter of 2008 and have remained low throughout 2009, but gas prices have begun to slightly increase during the first nine months of 2010. The following table highlights these price trends by listing quarterly average NYMEX crude oil and natural gas prices for the periods indicated:

	2008		2009				2010
	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3
Crude Oil	$118.13	$58.75	$43.21	$59.62	$68.29	$76.17	$78.79	$77.99	$76.21
Natural Gas	$10.27	$6.96	$4.92	$3.50	$3.40	$4.16	$5.30	$4.09	$4.39
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
Results of Trust Operations
Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009
The following is a summary of income from net profits interest received by the Trust for the nine months ended September 30, 2010, which consists of the February, May, and August 2010 distributions, and income from net profits interest for the nine months ended September 30, 2009, which consists of the February, May, and August 2009 distributions (dollars in thousands, except per Bbl, per Mcf, and per BOE amounts):

	Nine Months Ended September 30,
	2010		2009
Sales Volumes:
Oil from underlying properties (MBbls)	598	(a)	640	(c)
Natural gas from underlying properties (MMcf)	2,538	(b)	2,785	(d)

Total production (MBOE)	1,021		1,104
Average Sales Prices:
Oil (per Bbl)	$66.49		$45.76
Effect of oil hedges on average price (per Bbl)	0.30		17.09

Oil net of hedging (per Bbl)	$66.79		$62.85

Natural gas (per Mcf)	$4.28		$4.43
Effect of natural gas hedges on average price (per Mcf)	1.31		1.13

Natural gas net of hedging (per Mcf)	$5.59		$5.56
Costs (per BOE):
Lease operating expenses	$16.82		$18.10
Production taxes	$3.53		$2.60
Revenues:
Oil sales	$39,787	(a)	$29,291	(c)
Natural gas sales	10,850	(b)	12,338	(d)

Total revenues	$50,637		$41,629
Costs:
Lease operating expenses	$17,175		$19,985
Production taxes	3,610		2,874
Cash settlement gains received on commodity derivatives	(3,525)		(14,078)

Total costs	$17,260		$8,781

Net proceeds	$33,377		$32,848

Net profits percentage	90%		90%

Income from net profits interest	$30,040		$29,563

(a)	Oil volumes and sales for the nine months ended September 30, 2010 generally represent crude oil production from October 2009 through June 2010.

(b)	Natural gas volumes and sales for the nine months ended September 30, 2010 generally represent gas production from September 2009 through May 2010.

(c)	Oil volumes and sales for the nine months ended September 30, 2009 generally represent crude oil production from October 2008 through June 2009.

(d)	Natural gas volumes and sales for the nine months ended September 30, 2009 generally represent gas production from September 2008 through May 2009.
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
Revenues. Oil and natural gas revenues increased $9.0 million or 22% for the nine months ended September 30, 2010 as compared to the same period in 2009. Revenues are a function of oil and gas sales prices and volumes sold. The increase in revenues between periods was due to a higher market price for oil during the first nine months of 2010, which effect was partially offset by a decrease in the market price for natural gas and lower oil and gas sales volumes between periods. The average price for oil before the effects of hedging increased 45%, while the average price for natural gas before the effects of hedging decreased 3%. Oil sales volumes decreased 7% or 42 MBbls, and gas sales volumes decreased 9% or 247 MMcf in the first nine months of 2010 as compared to the same period in 2009. Both of these volume decreases were primarily due to normal field production decline.
Lease Operating Expenses. Lease operating expenses decreased $2.8 million or 14% from the first nine months of 2009 to the first nine months of 2010, while lease operating expenses on a BOE basis decreased 7% from $18.10 during the first nine months of 2009 to $16.82 during the same period in 2010. This decrease in lease operating expense during the first nine months of 2010 was primarily due to a lower amount of operating costs charged to wells that are not operated by Whiting, a decline in labor costs on Whiting-operated properties, a decrease in gathering fees between periods, and a lower level of plug and abandonment charges.
Production Taxes. Production taxes are generally calculated as a percentage of oil and natural gas revenues before the effects of hedging. Tax credits and exemptions allowed in the various taxing jurisdictions are generally utilized to their potential. Production taxes for the first nine months ended September 30, 2010 increased $0.7 million or 26% compared to the same period in 2009, primarily due to higher oil and gas revenues between periods. Production taxes as a percentage of oil and gas revenues for the first nine months of 2010 and 2009 were 7.1% and 6.9%, respectively, of oil and gas sales.
Cash Settlements on Commodity Derivatives. In connection with Whiting’s conveyance of the net profits interest to the Trust, Whiting entered into certain costless collar hedge contracts in order to reduce the Trust’s exposure to commodity price volatility. Cash settlements relating to these hedges resulted in a gain of $3.5 million for the nine months ended September 30, 2010, which had the effect of increasing the average price of oil and natural gas net of hedging by $0.30 per Bbl of oil and $1.31 per Mcf of natural gas. Cash settlements relating to these hedges also resulted in a gain of $14.1 million for the nine months ended September 30, 2009, which had the effect of increasing the average price of oil and natural gas net of hedging by $17.09 per Bbl of oil and $1.13 per Mcf of natural gas.
Distributable Income. For the nine months ended September 30, 2010, the Trust’s distributable income was $29.2 million and was based on income from net profits interest of $30.0 million less estimated Trust expenses of $700,000 and Montana state income tax withholdings of $163,094. This compares to distributable income of $28.7 million for the first nine months of 2009 which was based on income from net profits interest of $29.6 million less $775,000 for estimated Trust expenses and $112,543 in Montana state income tax withholdings.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009
The following is a summary of income from net profits interest received by the Trust for the three months ended September 30, 2010, which consists of the August 2010 distribution, and income from net profits interest for the three months ended September 30, 2009, which consists of the August 2009 distribution (dollars in thousands, except per Bbl, per Mcf, and per BOE amounts):

	Three Months Ended September 30,
	2010		2009
Sales Volumes:
Oil from underlying properties (MBbls)	205	(a)	220	(c)
Natural gas from underlying properties (MMcf)	810	(b)	940	(d)

Total production (MBOE)	340		377
Average Sales Prices:
Oil (per Bbl)	$66.99		$47.21
Effect of oil hedges on average price (per Bbl)	0.53		10.91

Oil net of hedging (per Bbl)	$67.52		$58.12

Natural gas (per Mcf)	$4.34		$3.04
Effect of natural gas hedges on average price (per Mcf)	1.25		1.55

Natural gas net of hedging (per Mcf)	$5.59		$4.59
Costs (per BOE):
Lease operating expenses	$15.91		$17.06
Production taxes	$3.57		$2.58
Revenues:
Oil sales	$13,703	(a)	$10,385	(c)
Natural gas sales	3,514	(b)	2,852	(d)

Total revenues	$17,217		$13,237
Costs:
Lease operating expenses	$5,404		$6,425
Production taxes	1,212		970
Cash settlement gains received on commodity derivatives	(1,122)		(3,860)

Total costs	$5,494		$3,535

Net proceeds	$11,723		$9,702

Net profits percentage	90%		90%

Income from net profits interest	$10,551		$8,732

(a)	Oil volumes and sales for the three months ended September 30, 2010 generally represent crude oil production from April through June 2010.

(b)	Natural gas volumes and sales for the three months ended September 30, 2010 generally represent gas production from March through May 2010.

(c)	Oil volumes and sales for the three months ended September 30, 2009 generally represent crude oil production from April through June 2009.

(d)	Natural gas volumes and sales for the three months ended September 30, 2009 generally represent gas production from March through May 2009.
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
Revenues. Oil and natural gas revenues increased $4.0 million or 30% during the quarter ended September 30, 2010 as compared to the same period in 2009. Revenues are a function of oil and gas sales prices and volumes sold. The increase in revenues between periods was primarily due to higher market prices for oil and natural gas. The average price for oil before the effects of hedging increased 42% between periods, while the average price for natural gas before the effects of hedging increased 43%. Partially offsetting the increase in commodity prices was a decrease in production volumes. Oil sales volumes decreased 7% or 15 MBbls, and gas sales volumes decreased 14% or 130 MMcf in the third quarter of 2010 as compared to the same period in 2009. The decrease in oil volumes between periods was primarily due to normal field production decline. The decrease in gas volumes was due to normal field production decline and a non-operated gas well that was temporarily shut-in for workovers. This shut-in gas well produced 27 MMcf during the third quarter of 2009 but had no production in the third quarter of 2010, and it is expected to resume production in November 2010.
Lease Operating Expenses. Lease operating expenses decreased $1.0 million or 16% from the third quarter of 2009 to the third quarter of 2010, while lease operating expenses on a BOE basis decreased 7% from $17.06 during the third quarter of 2009 to $15.91 during the same period in 2010. This decrease in lease operating expense during the third quarter of 2010 was primarily due to a lower amount of operating costs charged to wells that are not operated by Whiting.
Production Taxes. Production taxes are generally calculated as a percentage of oil and natural gas revenues before the effects of hedging. Tax credits and exemptions allowed in the various taxing jurisdictions are generally utilized to their potential. Production taxes for the three months ended September 30, 2010 increased $0.2 million or 25% compared to the same period in 2009, primarily due to higher oil and gas revenues between periods. Production taxes as a percentage of oil and gas revenues for the third quarter of 2010 and 2009 were 7.0% and 7.3%, respectively, of oil and gas sales.
Gain on Settlement of Commodity Derivatives. In connection with Whiting’s conveyance of the net profits interest to the Trust, Whiting entered into certain costless collar hedge contracts in order to reduce the Trust’s exposure to commodity price volatility. Cash settlements relating to these hedges resulted in a gain of $1.1 million for the three months ended September 30, 2010, which had the effect of increasing the average price of oil and natural gas net of hedging by $0.53 per Bbl of oil and $1.25 per Mcf of natural gas. Cash settlements relating to these hedges also resulted in a gain of $3.9 million for the three months ended September 30, 2009, which had the effect of increasing the average price of oil and natural gas net of hedging by $10.91 per Bbl of oil and $1.55 per Mcf of natural gas.
Distributable Income. For the three months ended September 30, 2010, the Trust’s distributable income was $10.3 million and was based on income from net profits interest of $10.6 million less estimated Trust expenses of $250,000 and Montana state income tax withholdings of $37,181. This compares to distributable income of $8.4 million during the third quarter of 2009, which was based on income from net profits interest of $8.7 million less $300,000 for estimated Trust expenses and $35,345 for Montana state income tax withholdings.
Liquidity and Capital Resources
The Trust has no source of liquidity or capital resources other than cash flows from the NPI. Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly fee to Whiting pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution to unitholders. Available funds are the excess cash, if any, received by the Trust from the NPI and other sources (such as interest earned on any amounts reserved by the Trustee) that quarter, over the Trust’s expenses for that quarter. Available funds are reduced by any cash the Trustee decides to hold as a reserve against future liabilities. The Trustee may borrow funds required to pay liabilities if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust’s liabilities. If the Trustee borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid.
Income to the Trust from the NPI is based on the calculation and definitions of “gross proceeds” and “net proceeds” contained in the conveyance, which is listed as an exhibit to this report, and reference is hereby made to the conveyance for the actual definitions of “gross proceeds” and “net proceeds”.
Although capital expenditures for the testing, drilling, completion, equipping, plugging back or recompletion of any well that is a part of the underlying properties cannot be deducted from gross proceeds pursuant to the terms of the conveyance agreement, Whiting incurred capital expenditures of $915,219 on the underlying properties during the nine months ended September 30, 2010. Accordingly, these expenditures were not deducted from gross proceeds or the distribution in the first nine months of 2010 but may have the effect of ultimately accelerating the receipt of NPI net proceeds and thereby benefiting Trust unitholders by accelerating their return on investment. The Trust cannot provide any assurance that future capital expenditures will be consistent with historical levels.

The Trust does not have any transactions, arrangements or other relationships with unconsolidated entities or persons that could materially affect the Trust’s liquidity or the availability of capital resources.
Future Trust Distributions to Unitholders
On November 5, 2010, the Trustee announced the Trust distribution of net profits for the third quarterly payment period in 2010. Unitholders of record on November 19, 2010 are expected to receive a distribution amounting to $8.2 million or $0.594796 per Trust unit, which is payable on or before November 29, 2010. This distribution is expected to consist of net cash proceeds of $8.4 million paid by Whiting to the Trust, which is inclusive of cash receipts totaling $0.7 million (90% of $0.8 million) for commodity derivative contracts settled from July through September 2010, less a provision of $100,000 for estimated Trust expenses and $56,006 for Montana state income tax withholdings.
New Accounting Pronouncements
There were no accounting pronouncements issued during the nine months ended September 30, 2010 applicable to the Trust.
Critical Accounting Policies and Estimates
A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2009. There have been no significant changes to the critical accounting policies during the nine months ended September 30, 2010.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Commodity Hedge Contracts
The primary asset of and source of income to the Trust is the term NPI, which generally entitles the Trust to receive 90% of the net proceeds from oil and gas production from the underlying properties. Consequently, the Trust is exposed to market risk from fluctuations in oil and gas prices. Through 2012, however, the NPI is subject to commodity hedge contracts in the form of costless collars, which reduce its exposure to commodity price volatility. The Trust does not enter into derivative contracts for speculative or trading purposes.
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
The collared hedges shown above have the effect of providing a protective floor while allowing Trust unitholders to share in upward price movements. Consequently, while these hedges are designed to decrease exposure to price decreases, they also have the effect of limiting the benefit of price increases beyond the ceiling. For the crude oil contracts listed above, a hypothetical $10.00 change in the NYMEX price above the ceiling price or below the floor price applied to the notional amounts would cause an aggregate change in the cash settlement payments (gains received) on all oil commodity derivatives of $10.4 million to Whiting, of which 90% would be transferred to the Trust. For the natural gas contracts listed above, a hypothetical $1.00 change in the NYMEX price above the ceiling price or below the floor price applied to the notional amounts would cause an aggregate change in the cash settlement payments (gains received) on all natural gas commodity derivatives of $3.9 million to Whiting, of which 90% would be transferred to the Trust. These hypothetical cash settlement payments (gains received) would be recognized as contracts expire in future periods through 2012.
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
Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2010, there has been no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Whiting.

PART II-OTHER INFORMATION
Item 1A. Risk Factors.
Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. No material change to such risk factors has occurred during the nine months ended September 30, 2010.
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

Date: November 8, 2010
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