Form 10-K
period 2010-12-31
WHITING USA TRUST I
filed 2011-03-15
CIK 1417003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[✓]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2010

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

for the transition period from           to

Commission file number 001-34026

WHITING USA TRUST I
(Exact name of registrant as specified in its charter)

Delaware	26-6053936
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
The Bank of New York Mellon Trust Company, N.A., Trustee Global Corporate Trust 919 Congress Avenue Austin, Texas (Address of principal executive offices)	78701 (Zip Code)

Registrant’s telephone number, including area code:
(800) 852-1422

Securities registered pursuant to Section 12(b) of the Act:

Units of Beneficial Interest	New York Stock Exchange

Title of Each Class	Name of Each Exchange on which Registered

Securities registered pursuant to Section 12(g) of the Act:
None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes                                      No     ✓     .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes                                      No     ✓     .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      ✓                              No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes                                      No            .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ✓

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	Accelerated Filer ✓	Non-Accelerated Filer (Do not check if a smaller reporting company)	Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes                                      No     ✓     .

The aggregate market value of Units of Beneficial Interest in Whiting USA Trust I held by non-affiliates at the closing sales price on June 30, 2010 of $16.68 was $194,780,700.

As of March 11, 2011, 13,863,889 Units of Beneficial Interest in Whiting USA Trust I were outstanding.

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

GLOSSARY OF CERTAIN DEFINITIONS

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

COPAS — The Council of Petroleum Accountants Societies, Inc.

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

FASB ASC — The Financial Accounting Standards Board Accounting Standards Codification.

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

Pre-tax PV 10% — The present value of estimated future revenues to be generated from the production of proved reserves calculated in accordance with Securities and Exchange Commission (“SEC”) guidelines, net of estimated lease operating expense, production taxes and future development costs, using costs and prices (prices being the 12-month average price calculated using the first-day-of-the-month price for each of the 12 months that make up the reporting period) as of the date of estimation without future escalation, without giving effect to non-property related expenses such as general and administrative expenses, debt service and depreciation, depletion and amortization, or Federal income taxes and discounted using an annual discount rate of 10%. Pre-tax PV10% may be considered a non-GAAP financial measure as defined by the SEC.

Proved developed reserves — Proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well.

Proved reserves — Those reserves which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible — from a given date forward, from known reservoirs and under existing economic conditions, operating methods and government regulations — prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced, or the operator must be reasonably certain that it will commence the project, within a reasonable time.

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

As of December 31, 2007, the Trust had no assets other than a de minimus cash balance from the initial capitalization and had conducted no operations other than organizational activities. In April 2008, the Trust issued 13,863,889 units of beneficial interest in the Trust (“Trust units”) to Whiting in exchange for the conveyance of a term net profits interest (“NPI”) by Whiting Oil and Gas. The NPI represents the right for the Trust to receive 90% of the net proceeds from Whiting’s interests in certain existing oil, natural gas and natural gas liquid producing properties which we refer to as “the underlying properties”. The underlying properties are located in the Rocky Mountains, Mid-Continent, Permian Basin and Gulf Coast regions. The underlying properties include interests in 3,077 gross (373.1 net) producing oil and gas wells. Immediately after the conveyance, Whiting completed an initial public offering of Trust units selling 11,677,500 such units. Whiting retained ownership of 2,186,389 Trust units, or 15.8% of the total Trust units issued and outstanding.

The NPI will terminate when 9.11 MMBOE have been produced and sold from the underlying properties (which amount is the equivalent of 8.20 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the NPI), and the Trust will soon thereafter wind up its affairs and terminate. As of December 31, 2010, on a cumulative accrual basis 3.90 MMBOE of the Trust’s total 8.20 MMBOE have been produced and sold and a cumulative 0.02 MMBOE have been divested. Further detail on the reserves is provided herein under the section titled “Properties-Description of the Underlying Properties — Reserves”, and such reserve information is based upon a reserve report prepared by independent reserve engineers Cawley, Gillespie & Associates, Inc. for the underlying properties at December 31, 2010, which we refer to as the “reserve report.” According to the reserve report, the portion of the 9.11 MMBOE (8.20 MMBOE at the 90% NPI) reserve quantities attributable to the NPI not yet produced or sold as divestitures at December 31, 2010 is projected to be produced from the underlying properties by November 30, 2015, and the reserve report is based on the assumptions included therein. See “Risk Factors” in Item 1A of this Annual Report on Form 10-K for additional discussion. Production from the underlying properties for the year ended December 31, 2010, was approximately 60% oil and approximately 40% natural gas.

Net proceeds payable to the Trust depend upon production quantities, sales prices of oil, natural gas and natural gas liquids, costs to develop and produce the oil, natural gas and natural gas liquids and realized cash settlements from commodity derivative contracts. In calculating net proceeds, Whiting deducts from gross oil and natural gas sales proceeds, all royalties, lease operating expenses (including costs of workovers), production and property taxes, hedge payments made by Whiting to the hedge contract counterparty, maintenance expenses, postproduction costs (including plugging and abandonment liabilities) and producing overhead. If at any time costs should exceed gross proceeds, neither the Trust nor the Trust unitholders would be liable for the excess costs. The Trust however, would not receive any net proceeds until future net proceeds exceed the total of those excess costs, plus interest at the prime rate. For more information on the net proceeds calculation, see “Computation of Net Proceeds” later in this section.

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

Whiting principally sells its oil and natural gas production to end users, marketers and other purchasers that have access to nearby pipeline facilities. In areas where there is no practical access to pipelines, oil is trucked to storage facilities. Whiting’s marketing of oil and natural gas can be affected by factors beyond its control, the effects of which cannot be accurately predicted. During 2010, sales to Lion Oil Company accounted for 14% of total oil and natural gas sales from the underlying properties. There is significant competition among purchasers of crude oil and natural gas in the areas of the underlying properties, and if the underlying properties were to lose one or both of their largest purchasers, several entities could reasonably be expected to purchase crude oil and natural gas produced from the underlying properties without significant interruption to the sales.

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

Computation of Net Proceeds

The provisions of the conveyance governing the computation of net proceeds are detailed and extensive. The following information summarizes the material information contained in the conveyance related to the computation of net proceeds. For more detailed provisions concerning the NPI, we make reference to the conveyance agreement, which is listed as an exhibit to this Annual Report on Form 10-K.

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

Although capital expenditures for the testing, drilling, completion, equipping, plugging back or recompletion of any well that is a part of the underlying properties cannot be deducted from gross proceeds pursuant to the terms of the conveyance agreement, Whiting incurred capital expenditures of $1.0 million in 2010 on the underlying properties. These expenditures were not deducted from gross proceeds or the distributions in 2010 but may have the effect of ultimately accelerating the receipt of NPI net proceeds and thereby benefiting Trust unitholders by accelerating their return on investment. The Trust cannot provide any assurance that this will occur or that future capital expenditures will be consistent with historical levels.

Pursuant to the terms of the applicable operating agreements, Whiting deducts from the gross proceeds an overhead fee to operate those underlying properties for which Whiting has been designated as the operator. Additionally, for those underlying properties for which Whiting is the operator but for which there is no operating agreement, Whiting deducts from the gross proceeds an overhead fee calculated in the same manner Whiting allocates overhead to other similarly owned properties, as is customary in the oil and gas industry. The operating overhead activities include various engineering, legal, and administrative functions. The Trust’s portion of the monthly charge averaged $415 per month per active operated well, which totaled $1.8 million for the four distributions made during the year ended December 31, 2010. The fee is adjusted annually pursuant to COPAS guidelines and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers.

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

The amounts received by Whiting from the hedge contract counterparty upon settlements of the hedge contracts will reduce the operating expenses related to the underlying properties in calculating the net proceeds. In addition, the aggregate amounts paid by Whiting on settlement of the hedge contracts can reduce the amount of net proceeds paid to the Trust. Whiting’s crude oil and natural gas price risk management positions in collar arrangements through December 31, 2012 (which collars have the potential to affect Whiting’s future distributions to the Trust subsequent to December 31, 2010) are detailed in “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of this Annual Report on Form 10-K.

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

Federal Income Tax Matters

The following is a summary of certain U.S. federal income tax matters that may be relevant to the Trust unitholders. This summary is based upon current provisions of the Internal Revenue Code of 1986, as amended, which we refer to as the “Code,” existing and proposed Treasury regulations thereunder and current administrative rulings and court decisions, all of which are subject to changes that may or may not be retroactively applied. No attempt has been made in the following summary to comment on all U.S. federal income tax matters affecting the Trust or the Trust unitholders.

The summary is limited to Trust unitholders who are individual citizens or residents of the United States. Accordingly, the following summary has limited application to domestic corporations and persons subject to specialized federal income tax treatment such as, without limitation, tax-exempt organizations, regulated investment companies, insurance companies, and foreign persons or entities. Each Trust unitholder should consult his own tax advisor with respect to his particular circumstances.

Classification and Taxation of the Trust

Tax counsel to the Trust advised the Trust at the time of formation that, for U.S. federal income tax purposes, in its opinion the Trust would be treated as a grantor trust and not as an unincorporated business entity. No ruling has been or will be requested from the Internal Revenue Service, which we refer to as the “IRS” or another taxing authority. The remainder of the discussion below is based on tax counsel’s opinion, at the time of formation, that the Trust will be classified as a grantor trust for U.S. federal income tax purposes. As a grantor trust, the Trust is not subject to U.S. federal income tax at the Trust level. Rather, each Trust unitholder is considered for federal income tax purposes to own its proportionate share of the Trust’s assets directly as though no Trust were in existence. The income of the Trust is deemed to be received or accrued by the Trust unitholder at the time such income is received or accrued by the Trust, rather than when distributed by the Trust. Each Trust unitholder is subject to tax on its proportionate share of the income and gain attributable to the assets of the Trust and is entitled to claim its proportionate share of the deductions and expenses attributable to the assets of the Trust, subject to applicable limitations, in accordance with the Trust unitholder’s tax method of accounting and taxable year without regard to the taxable year or accounting method employed by the Trust.

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

Classification of the Net Profits Interest

Tax counsel to the Trust also advised the Trust at the time of formation that, for U.S. federal income tax purposes, based upon representations made by Whiting regarding the expected economic life of the underlying properties and the expected duration of the NPI, in its opinion the NPI should be treated as a “production payment” under Section 636 of the Code, or otherwise as a debt instrument. On the basis of that advice, the Trust treats the NPI as indebtedness subject to Treasury regulations applicable to contingent payment debt instruments, and by purchasing Trust units, a Trust unitholder agrees to be bound by the Trust’s application of those regulations, including the Trust’s determination of the rate at which interest will be deemed to accrue on the NPI. No assurance can be given that the IRS or another tax authority will not assert that the NPI should be treated differently. Any such different treatment could affect the timing and character of income, gain or loss in respect of an investment in Trust units and could require a Trust unitholder to accrue income at a rate different than that determined by the Trust.

Reporting Requirements for Widely-Held Fixed Investment Trusts

Some Trust units are held by middlemen, as such term is broadly defined in the Treasury regulations (and includes custodians, nominees, certain joint owners and brokers holding an interest for a custodian street name, collectively referred to herein as “middlemen”). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. The Bank of New York Mellon Trust Company, N.A., 919 Congress Avenue, Austin, Texas 78701, telephone number 1-800-852-1422, is the representative of the Trust that will provide the tax information in accordance with applicable Treasury regulations governing the information reporting requirements of the Trust as a WHFIT. Notwithstanding the foregoing, the middlemen holding Trust units on behalf of unitholders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the Treasury regulations with respect to such Trust units, including the issuance of IRS Forms 1099 and certain written tax statements. Unitholders whose Trust units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust units. Any generic tax information provided by the Trustee of the Trust is intended to be used only to assist Trust unitholders in the preparation of their federal and state income tax returns.

Available Trust Tax Information

In compliance with the Treasury regulations reporting requirements for non-mortgage widely-held fixed investment trusts and the dissemination of Trust tax reporting information, the Trustee provides a generic tax information reporting booklet which is intended to be used only to assist Trust unitholders in the preparation of their 2010 federal and state income tax returns. The projected payment schedule for the NPI is included with the tax information booklet. This tax information booklet can be obtained at www.businesswire.com/cnn/whx.htm.

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

Waste Handling.  The Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes, regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Under the auspices of the federal Environmental Protection Agency, or EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters and most of the other wastes associated with the exploration, development and production of crude oil or natural gas are currently regulated under RCRA’s non-hazardous waste provisions. However, it is possible that certain oil and natural gas exploration and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. Any such change could result in an increase in the costs to manage and dispose of wastes, which could have a material adverse effect on the cash distributions to the Trust unitholders.

Comprehensive Environmental Response, Compensation and Liability Act.  The Comprehensive Environmental Response, Compensation and Liability Act of 1980, CERCLA, also known as the Superfund law, imposes joint and several liability, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. These persons include the owner or operator of the site where the release occurred, and anyone who disposed or arranged for the disposal of a hazardous substance released at the site. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third-parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

The underlying properties of the Trust may have been used for oil and natural gas exploration and production for many years. Although Whiting believes that it has utilized operating and waste disposal practices that were standard in the industry at the time, hazardous substances, wastes or hydrocarbons may have been released on or under the properties, or on or under other locations, including off-site locations, where such substances have been taken for disposal. In addition, the underlying properties of the Trust may have been operated by third parties or by previous owners or operators whose treatment and disposal of hazardous substances, wastes or hydrocarbons was not under Whiting’s control. These properties and the substances disposed or released on them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, Whiting could be required to remove previously disposed substances and wastes, remediate contaminated property, perform remedial plugging or pit closure operations to prevent future contamination or to pay some or all of the costs of any such action.

Water Discharges.  The Federal Water Pollution Control Act, or the Clean Water Act (the “CWA”), and analogous state laws, impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into state waters or waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. Spill prevention, control and countermeasure requirements under federal law require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations.

Global Warming and Climate Control.  On December 15, 2009, the EPA published its findings that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the Earth’s atmosphere and other climatic changes. These findings allow the EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the federal Clean Air Act. Accordingly, the EPA has adopted regulations that could trigger permit review for GHG emissions from certain stationary sources. The EPA has also issued regulations that require the establishment and reporting of an inventory of GHG emissions from specified stationary sources, including certain onshore oil and natural gas exploration, development and production facilities. The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of GHG gases from, equipment and operations could require Whiting to incur costs to reduce emissions of GHGs associated with its operations or could adversely affect demand for the natural gas it produces.

More than one-third of the states have begun taking actions to control and/or reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Although most of the state-level initiatives have to date focused on large sources of GHG emissions, such as coal-fired electric plants, it is possible that smaller sources of emissions could become subject to GHG emission limitations or allowance purchase requirements in the future.

Air Emissions.  The Federal Clean Air Act, and comparable state laws, regulate emissions of various air pollutants from various industrial sources through air emissions permitting programs and also impose other monitoring and reporting requirements. Operators of the underlying properties may be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining pre-construction and operating permits and approvals for air emissions. In addition, EPA has developed, and continues to develop, stringent regulations governing emissions of toxic air pollutants at specified sources. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the federal Clean Air Act and associated state laws and regulations.

OSHA and Other Laws and Regulation.  Whiting is subject to the requirements of the federal Occupational Safety and Health Act, (“OSHA”) and comparable state statutes. The OSHA hazard communication standard, the EPA community right-to-know regulations under the Title III of CERCLA and similar state statutes require that Whiting organize and/or disclose information about hazardous materials used or produced in its operations. Whiting believes that it is in substantial compliance with these applicable requirements and with other OSHA and comparable requirements.

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

Whiting believes that it is in substantial compliance with all existing environmental laws and regulations applicable to the current operations of the underlying properties and that its continued compliance with existing requirements will not have a material adverse effect on the cash distributions to the Trust unitholders. For instance, Whiting did not incur any material capital expenditures for remediation or pollution control activities for the year ended December 31, 2010 with respect to these properties. Additionally, Whiting has informed the Trust that Whiting is not aware of any environmental issues or claims that will require material capital expenditures during 2011 with respect to these properties. However, there is no assurance that the passage of more stringent laws or implementing regulations in the future will not have a negative impact on the operations of these properties and the cash distributions to the Trust unitholders.

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

The NPI will terminate at the time when 9.11 MMBOE have been produced and sold from the underlying properties (which amount is the equivalent of 8.20 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the NPI). The reserve report prepared by the Trust’s independent petroleum engineer dated as of December 31, 2010 (the “reserve report”) projects that 9.11 MMBOE will have been produced and sold from the underlying properties by November 30, 2015. However, the exact rate of production cannot be predicted with certainty and such amount may be produced before or after the date projected by the reserve report. If production attributable to the underlying properties is slower than estimated, then financial returns to Trust unitholders will be lower assuming constant prices because cash distributions attributable to such production will occur at a later date.

The reserves attributable to the underlying properties are depleting assets and production from those reserves will diminish over time. Furthermore, the Trust is precluded from acquiring other oil and natural gas properties or net profits interests to replace the depleting assets and production.

The net proceeds payable to the Trust from the NPI are derived from the sale of oil, natural gas and natural gas liquids produced from the underlying properties and proceeds, if any, received by Whiting upon settlement of the hedge contracts. The reserves attributable to the underlying properties are depleting assets, which means that those reserves will decline over time. For example, the current year reserve report reflects an aggregate depletion percentage of 93.8%, which is the percentage of the estimated ultimate total production from the underlying properties on a full economic life basis that has been produced from the properties’ inception through December 31, 2010. Total oil and natural gas production attributable to the underlying properties declined 9.2% from 2008 to 2009 and 7.7% from 2009 to 2010. Also based on the 2010 reserve report, production attributable to the underlying properties is expected to decline at rates ranging from 9% to 11% annually from 2011 and 2015. However, cash distributions to unitholders may decline at a faster rate than the rate of production due to fixed and semi-variable costs attributable to the underlying properties. Also, the anticipated rate of decline is an estimate and actual decline rates will likely vary from those estimated.

The NPI will terminate at the time when 9.11 MMBOE (8.20 MMBOE at the 90% NPI) have been produced and sold from the underlying properties, which is projected by the reserve report to occur by November 20, 2015. As of December 31, 2010, on a cumulative accrual basis 3.90 MMBOE of the Trust’s total 8.20 MMBOE have been produced and sold and a cumulative 0.02 MMBOE have been divested. Furthermore, the Trust agreement provides that the Trust’s business activities are limited to owning the NPI and any activity reasonably related to such ownership, including activities required or permitted by the terms of the conveyance related to the NPI. As a result, the Trust is not permitted to acquire other oil and natural gas properties or NPI to replace the depleting assets and production attributable to the NPI.

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

Whiting is currently designated as the operator of approximately 64% of the underlying properties based on the December 31, 2010 standardized measure of discounted future net cash flows. However, for the 36% of the underlying properties that Whiting does not operate, Whiting does not have control over normal operating procedures or expenditures relating to such properties. The failure of an operator to adequately perform operations or an operator’s breach of the applicable agreements could reduce production from the underlying properties and the cash available for distribution to Trust unitholders. The success and timing of operational activities on properties operated by others therefore depends upon a number of factors outside of Whiting’s control, including the operator’s timing and amount of capital expenditures, expertise and financial resources, inclusion of other participants in drilling wells, and use of technology. Because Whiting does not have a majority interest in most of the non-operated properties comprising the underlying properties, Whiting may not be in a position to remove the operator in the event of poor performance.

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

The hedge contracts will limit the potential for increases in cash distributions due to oil and natural gas price increases through December 31, 2012 and will not provide any price support after December 31, 2012.

Whiting has entered into hedge contracts, which are structured as costless collar arrangements that will hedge approximately 71% and 65%, respectively, of the oil and natural gas volumes expected to be produced from the underlying properties through December 31, 2012. These hedge contracts, however, do not cover all of the oil and natural gas volumes that are expected to be produced during the term of the Trust. Because of the differential between NYMEX or other benchmark prices of oil and natural gas and the wellhead price received, hedge contracts may not totally offset the effects of price fluctuations. Whiting has not entered into any hedge contracts relating to oil and natural gas volumes expected to be produced after 2012, and the terms of the conveyance of the NPI prohibit Whiting from entering into new hedging arrangements. As a result, the amounts of the cash distributions may fluctuate significantly after 2012 as a result of changes in commodity prices because there will be no hedge contracts in place to reduce the effects of any changes in commodity prices. The hedge contracts may also limit the amount of cash available for distribution if prices increase. In addition, the hedge contracts are subject to the nonperformance of the counterparty and other risks. For a discussion of the hedge contracts, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of this Annual Report on Form 10-K.

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

Climate change legislation or regulations restricting emissions of “greenhouse gasses” could result in increased operating costs and reduced demand for oil and gas which could reduce the amount of cash available for distribution to Trust unitholders.

On December 15, 2009, the EPA published its findings that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the Earth’s atmosphere and other climatic changes. These findings allow the EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the federal Clean Air Act. Accordingly, the EPA has adopted regulations that could trigger permit review for GHG emissions from certain stationary sources. The EPA has also issued regulations that require the establishment and reporting of an inventory of GHG emissions from specified stationary sources, including certain onshore oil and natural gas exploration, development and production facilities. The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of GHG gases from, equipment and operations could require Whiting to incur costs to reduce emissions of GHGs associated with its operations or could adversely affect demand for the natural gas it produces.

More than one-third of the states have begun taking actions to control and/or reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Although most of the state-level initiatives have to date focused on large sources of GHG emissions, such as coal-fired electric plants, it is possible that smaller sources of emissions could become subject to GHG emission limitations or allowance purchase requirements in the future. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events; if any such effects were to occur, they could have an adverse effect on the Trust’s assets and the amount of cash available for distribution to Trust unitholders.

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

Whiting operates approximately 64% of the underlying properties based on the December 31, 2010 standardized measure of discounted future net cash flows. The conveyance provides that Whiting will be obligated to market, or cause to be marketed, the production related to underlying properties for which it operates. In addition,

Whiting is obligated to use the proceeds it receives upon the settlement of the hedge contracts to offset operating expenses relating to the underlying properties, with certain restrictions.

Whiting has entered into hedge contracts, consisting of costless collar arrangements, with JPMorgan Chase Bank National Association to reduce the exposure of the revenue from oil and natural gas production from the underlying properties to fluctuations in crude oil and natural gas prices in order to achieve more predictable cash flow. Crude oil collar arrangements settle based on the average of the settlement price for each commodity business day in the contract period, while natural gas collar arrangements settle based on an end of month price. In the collar arrangements, the counterparty is required to make a payment to Whiting for the difference between the fixed floor price and the settlement price if the settlement price is below the fixed floor price. Whiting is required to make a payment to the counterparty for the difference between the fixed ceiling price and the settlement price if the settlement price is above the fixed ceiling price.

Whiting’s ability to perform its obligations related to the operation of the underlying properties, its obligations to the counterparty related to the hedge contracts and its obligations to the Trust will depend on Whiting’s future financial condition and economic performance, which in turn will depend upon the supply and demand for oil and natural gas, prevailing economic conditions and upon financial, business and other factors, many of which are beyond the control of Whiting. Whiting cannot provide any assurance that its financial condition and economic performance will not deteriorate in the future. For example, Whiting’s net loss for 2009 was $117.2 million, and although it increased to net income of $272.7 million for 2010, a substantial or extended decline in oil or natural gas prices may materially and adversely affect Whiting’s future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures.

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

Description of the Underlying Properties

The underlying properties consist of Whiting’s net interests in certain oil and natural gas producing properties as of the date of the conveyance of the NPI to the Trust, which are located primarily in the Rocky Mountains, Mid-Continent, Permian Basin and Gulf Coast regions of the United States. The underlying properties include interests in 3,077 gross (373.1 net) producing oil and natural gas wells located in 169 fields on approximately 204,900 gross (75,000 net) acres in 14 states. Whiting has acquired interests in these properties through various acquisitions that have occurred during its 28 year existence prior to the conveyance. For the year ended December 31, 2010, the net production attributable to the underlying properties was 1,332 MBOE or 3.7 MBOE/d. Whiting operates approximately 64% of the underlying properties based on the December 31, 2010 standardized measure of discounted future net cash flows.

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

The NPI entitles the Trust to receive 90% of the net proceeds from the sale of 9.11 MMBOE (8.20 MMBOE at the 90% NPI) of production from the underlying properties. As of December 31, 2010, on a cumulative accrual basis 3.90 MMBOE of the Trust’s total 8.20 MMBOE have been produced and sold, a cumulative 0.02 MMBOE have been divested, and the remaining balance is expected to be produced by November 30, 2015, based on the Trust’s year-end 2010 reserve report. However, the reserve report is based on the assumptions included therein. See “Risk Factors” in Item 1A of this Annual Report on Form 10-K for additional discussion. The rate of future production cannot be predicted with certainty, and 9.11 MMBOE (8.20 MMBOE at the 90% NPI) may be produced before or after the currently projected date. The proved reserves attributable to the underlying properties include all proved reserves expected to be economically produced during the full life of the properties, whereas the Trust is entitled to only receive 90% of the net proceeds from the sale of production of oil, natural gas and natural gas liquids attributable to the underlying properties during the term of the NPI.

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

In general, the producing wells to which the underlying properties relate have established production profiles. Based on the reserve report, annual production from the underlying properties is expected to decline at rates ranging from 9% to 11% annually from 2011 through 2015. However, cash distributions to unitholders may decline at a faster rate than the rate of production due to fixed and semi-variable costs attributable to the underlying properties.

Reserves

As of December 31, 2010, all of our oil and gas reserves are attributable to properties within the United States. The following table summarizes estimated proved reserves (developed and undeveloped) and the standardized measure of discounted future net cash flows as of December 31, 2010 based on average fiscal-year prices (calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the

12-month period ended December 31, 2010) attributable to the Trust and underlying properties’ full economic life (dollars in thousands):

Summary of Oil and Gas Reserves as of Fiscal-Year End Based on Average Fiscal-Year Prices

	Whiting USA Trust I(2)			Underlying Properties
	(90% NPI through November 2015)			(Full Economic Life)
	Oil(3)	Natural Gas		Oil(3)	Natural Gas
	(MBbl)	(Mcf)	MBOE	(MBbl)	(Mcf)	MBOE

Proved reserves:
Developed	2,732	9,547	4,323	8,524	24,255	12,566
Undeveloped	—	—	—	—	—	—

Total proved — December 31, 2010	2,732	9,547	4,323	8,524	24,255	12,566

Standardized measure(1)			$105,707			$180,645

(1)	Standardized measure as of December 31, 2010. No provision for federal or state income taxes has been provided because taxable income is passed through to the unitholders of the Trust. Therefore, the standardized measure of the Trust and of the underlying properties is equal to their corresponding pre-tax PV 10% values.

(2)	The underlying properties’ estimated proved reserves as of December 31, 2010 on a 90% basis were 4,323 MBOE, which reserve amount includes only those quantities of proved reserves in the underlying properties that are available to satisfy the interests of Trust unitholders and does not include the remaining 10% of proved reserves in the underlying properties to which only Whiting would be entitled.

(3)	Oil includes natural gas liquids.

The above tables do not include any proved undeveloped reserve quantities as of December 31, 2010 because the underlying properties consist of mature producing properties that are essentially fully developed. Technical studies have not identified any drilling locations that meet the criteria of proved undeveloped reserves, nor has any future capital been committed for the development of proved undeveloped reserves on the underlying properties.

Proved reserves.  Estimates of proved reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, price changes and other factors. Oil and gas reserve quantities and related discounted future net cash flows have been derived from oil and gas prices calculated using an average of the first-day-of-the month price for each month within the most recent 12 months, pursuant to current SEC and FASB guidelines. Assumptions used to estimate reserve quantities and related discounted future net cash flows also include costs for estimated future production expenditures required to produce the proved reserves as of December 31, 2010. Future net cash flows are discounted at an annual rate of 10%. There is no provision for federal income taxes with respect to the future net cash flows attributable to the underlying properties or to the NPI because future net revenues are not subject to taxation at the Trust level. See “Federal Income Tax Matters” in Item 1 of this Annual Report on Form 10-K for more information.

A rollforward of changes in net proved reserves attributable to the Trust from January 1, 2008 to December 31, 2010 and the calculation of the standardized measure of the related discounted future net revenues are contained in the Supplemental Oil And Gas Reserve Information (Unaudited) in the notes to the financial statements of the Trust included in this Annual Report on Form 10-K. Whiting has not filed reserve estimates covering the underlying properties with any other federal authority or agency.

In 2010, revisions to previous estimates increased proved reserves by a net amount of 32 MBOE. Included in these revisions were 1.4 Bcf of upward adjustments to natural gas primarily due to higher gas prices of $4.17 per Mcf in reserve estimates at December 31, 2010, as compared to gas prices of $3.15 per Mcf at December 31, 2009. This upward revision in natural gas was almost entirely offset, however, by 201 MBbl of downward adjustments to crude oil reserves. Crude oil reserves declined in 2010 primarily due to adjustments to production accruals, which decreases were partially offset by higher oil prices of $68.77 per Bbl in reserve estimates at December 31, 2010, as compared to $51.58 per Bbl of oil at December 31, 2009.

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

Whiting’s Vice President of Reservoir Engineering and Acquisitions is responsible for overseeing the preparation of the reserves estimates. He has over 37 years of experience, the majority of which has involved reservoir engineering and reserve estimation, holds a Bachelor’s Degree in Petroleum Engineering from the University of Wyoming, holds an MBA from the University of Denver and is a registered Professional Engineer. He has also served on the national Board of Directors of the Society of Petroleum Evaluation Engineers.

As noted above, the current reserve report projects that 9.11 MMBOE attributable to the NPI will be produced from the underlying properties by November 30, 2015, which differs from the October 31, 2017 projected date in the December 31, 2009 reserve report. This change is primarily due to the higher price assumptions being used in the independent engineers’ report as of December 31, 2010 as compared to the reserve report prepared as of

December 31, 2009. The application of the higher prices in the reserve estimates extends the estimated economic producing lives and increases the estimated overall recoverable reserve quantities of wells producing at lower rates. The projected time to produce the remaining reserves attributable to the Trust is therefore reduced. Numerous uncertainties are inherent in estimating reserve volumes and values, and the estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of the reserves may vary significantly from the estimates. In addition, the reserves and net revenues attributable to the NPI include only 90% of the reserves attributable to the underlying properties that are expected to be produced within the term of the NPI.

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

The underlying properties are interests in developed properties located in oil and natural gas producing regions outlined in the chart below. The following is a summary of the number of fields and approximate acreage of these properties by region at December 31, 2010. Undeveloped acreage is not significant.

	Number of	Total Acreage
Regions	Fields	Gross	Net

Rocky Mountains	61	74,742	30,197
Mid-Continent	57	69,450	31,878
Permian Basin	28	25,269	7,783
Gulf Coast	23	35,472	5,187

Total	169	204,933	75,045

The following is a summary of the producing wells on the underlying properties as of December 31, 2010:

	Operated Wells		Non-Operated Wells		Total Wells
	Gross	Net	Gross	Net	Gross	Net

Oil	276	174.6	2,104	83.4	2,380	258.0
Natural Gas	75	52.1	622	63.0	697	115.1

Total	351	226.7	2,726	146.4	3,077	373.1

The following is a summary of the number of developmental wells drilled on the underlying properties during the last three years. A dry well is an exploratory, development or extension well that proves to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well. A productive well is an exploratory, development or extension well that is not a dry well. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled and quantities of reserves found. Whiting did not drill any exploratory wells on the underlying properties during the periods presented. There were three wells being drilled as of December 31, 2010.

	Year Ended December 31,
	2010		2009		2008
	Gross	Net	Gross	Net	Gross	Net

Productive
Oil wells	9	2.5	4	0.1	11	1.2
Natural gas wells	3	—	2	0.2	5	0.8
Dry	1	0.1	0	0.0	3	0.1

Total	13	2.6	6	0.3	19	2.1

Oil and Natural Gas Production

The table below shows total oil and gas production, average sales prices and average production costs attributable to underlying properties. The underlying properties’ information is presented in the table below on a cash basis, as this basis of accounting is consistent with the Trust’s financial statements which have been prepared on a modified cash basis.

	Year Ended December 31,
	2010	2009	2008

Net production(1):
Oil production (MBbls)	797	838	884
Natural gas production (MMcf)	3,213	3,632	4,228
Total production (MBOE)	1,332	1,443	1,589
Average daily production (MBOE/d)	3.7	3.9	4.3
Average Sales Prices:
Oil (per Bbl)	$66.58	$47.86	$92.97
Natural gas (per Mcf)	$4.37	$3.58	$8.16
Production costs per BOE(2)	$17.07	$16.65	$16.41

(1)	No field contained 15% or more of the total proved reserve volumes at December 31, 2010, 2009 or 2008.

(2)	Production costs reported above exclude from lease operating expenses ad valorem taxes of $1.0 million ($0.78/BOE), $0.9 million ($0.65/BOE) and $1.3 million ($0.82/BOE) for the years ended December 31, 2010, 2009 and 2008, respectively.

Producing wells the Trust has an interest in are part of 14 enhanced oil recovery waterflood projects, and aggregate production from such enhanced oil recovery fields averaged 657 BOE/d during 2010 or 18% of our 2010 daily production. For these areas, we need to use enhanced recovery techniques in order to maintain oil and gas production from these fields.

Delivery Commitments

Neither the Trust nor the underlying properties are committed to deliver fixed quantities of oil or gas in the future under existing contracts or agreements.

Major Producing Areas

The underlying properties are located in several major onshore producing basins in the continental United States. Whiting believes this broad distribution provides a buffer against regional trends that may negatively impact production or prices. Based on the standardized measure of discounted future net cash flows at December 31, 2010, approximately 64% of these properties were operated by Whiting. Based on annual 2010 production attributable to the underlying properties, approximately 60% was oil and natural gas liquids and 40% was natural gas. These properties are located in mature fields and have established production profiles. However, production and distributions to the Trust will decline over time.

Mid-Continent Region.  The underlying properties in the Mid-Continent region are located in Arkansas, Oklahoma, Kansas and Michigan. These properties include 57 fields of which Whiting operates wells in 28 of these fields. There are two significant fields located in Arkansas. The Magnolia Smackover Pool Unit, the largest single field in the underlying properties, produces from the Smackover Lime. The second Arkansas field is the Stephens-Smart field, producing from the Buckrange and Travis Peak. The major fields and areas in Oklahoma are located in the Anadarko Basin and include Putnam Field, Mocane-Laverne Gas Area, Sho-Vel-Tum Field and Nobscot Northwest Field, which primarily produce from the Oswego, Hunton, Penn, Morrow, Red Fork and Cottage Grove zones. Case Field is the major Michigan field in the region and produces from the Silurian Niagaran zone. For the year ended December 31, 2010, the net production attributable to the underlying properties in the region was 515.9 MBOE or 1.4 MBOE/d.

Rocky Mountains Region.  The underlying properties in the Rocky Mountains region are located in two distinct areas. The first, from which crude oil is primarily produced, includes the Williston Basin in North Dakota and Montana as well as the Bighorn and Powder River Basins of Wyoming, while the second, from which natural gas is primarily produced, includes southwest Wyoming, Colorado and Utah. These properties include 61 fields of which Whiting operates wells in 31 of these fields. The major North Dakota fields in this region include Bell Field and Fryberg Field that produce from Tyler sandstone; Whiskey Joe, Teddy Roosevelt, Sherwood and Davis Creek Fields that produce from various intervals in the Madison; Hiline Unit that produces from the Lodgepole; and Big Dipper Field that produces from the Duperow and Red River zones. In Montana, the major fields include the Bainville Field and Palomino Fields that produce primarily from the Nisku zone, and Oxbow Field that produces from the Nisku and Red River zones. The major Wyoming fields in this region include the Sage Creek Field in the Bighorn Basin that produces from the Tensleep and Madison zones and the Kiehl Field in the Powder River Basin, which produces from the Minnelusa formation and is under waterflood. The Ignacio Blanco Field is the major Colorado field in this region and produces from the Fruitland Coal zone. For the year ended December 31, 2010, the net production attributable to the underlying properties in the region was 468.3 MBOE or 1.3 MBOE/d.

Permian Basin Region.  The Permian Basin Region of West Texas and New Mexico is one of the major hydrocarbon producing provinces in the continental United States. The underlying properties in the Permian Basin region are located in Texas and New Mexico. These properties include 28 fields of which Whiting operates wells in

10 of these fields. The major fields in this region include Iatan East Howard Field, which produces from the San Andres, Glorieta and Clearfork zones; the Fullerton Field, which is unitized and produces from the Clearfork zone; and Patricia Field, which produces from the Sprayberry and Fusselman zones. For the year ended December 31, 2010, the net production attributable to the underlying properties in the region was 193.7 MBOE or 0.5 MBOE/d.

Gulf Coast Region.  The underlying properties in the Gulf Coast region are located in Texas, Louisiana, Mississippi and Alabama. These properties include 23 onshore fields of which Whiting operates wells in one of these fields. The major field in this region is the Mestena Grande Field located in Texas, which produces from the Queen City zone. For the year ended December 31, 2010, the net production attributable to the underlying properties in the region was 154.4 MBOE or 0.5 MBOE/d.

Abandonment and Sale of Underlying Properties

Whiting has the right to abandon its interest in any well or property comprising a portion of the underlying properties if, in its opinion, such well or property ceases to produce or is not capable of producing in commercially paying quantities. To reduce or eliminate the potential conflict of interest between Whiting and the Trust in determining whether a well is capable of producing in commercially paying quantities, Whiting has agreed to operate the underlying properties as a reasonably prudent operator in the same manner that it would operate if these properties were not burdened by the NPI, and Whiting has agreed to use commercially reasonable efforts to cause the other operators to operate these properties in the same manner. For the years ended December 31, 2010, 2009 and 2008, twenty, seventeen and seven gross wells, respectively, were plugged and abandoned on the underlying properties, based on the determination that such wells were no longer economic to operate.

In addition, Whiting may, without the consent of the Trust unitholders, require the Trust to release the NPI associated with any lease that accounts for less than or equal to 0.25% of the total production from the underlying properties in the prior 12 months and provided that the NPI covered by such releases cannot exceed, during any 12-month period, an aggregate fair market value to the Trust of $500,000. These releases will be made only in connection with a sale by Whiting of the relevant underlying properties and are conditioned upon the Trust receiving an amount equal to the fair value to the Trust of such NPI. Any net sales proceeds paid to the Trust are distributable to Trust unitholders for the quarter in which they are received. During 2010, Whiting received aggregate sale proceeds of $3,172 in exchange for its divestiture of Trust properties that held 0.7 MBOE of proved reserves. Whiting includes all such proceeds from Trust property divestitures in its NPI distributions to the Trust.

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

The Trust units commenced trading on the New York Stock Exchange on April 30, 2008 under the symbol “WHX.” Prior to April 30, 2008, there was no established public trading market for the Trust units. The high and low sales prices per unit for each quarter in 2010 and 2009 were as follows:

	For the Year Ended December 31,
	2010		2009
	High	Low	High	Low

First Quarter (January 1 through March 31)	$18.99	$16.52	$14.75	$8.36
Second Quarter (April 30 through June 30)	$23.94	$15.01	$13.13	$10.00
Third Quarter (July 1 through September 30)	$22.25	$15.79	$15.43	$10.05
Fourth Quarter (October 1 through December 31)	$24.24	$20.00	$17.99	$14.40

At December 31, 2010, the 13,863,889 units outstanding were held by three unitholders of record.

Distributions

Each quarter, the Trustee determines the amount of funds available for distribution to the Trust unitholders. Available funds are the excess cash, if any, received by the Trust from the NPI and other sources (such as interest earned on any amounts reserved by the Trustee) that quarter, over the Trust’s expenses for that quarter. Available funds are reduced by any cash the Trustee decides to hold as a reserve against future liabilities. Quarterly cash distributions during the term of the Trust are made by the Trustee generally no later than 60 days following the end of each quarter (or the next succeeding business day) to the Trust unitholders of record on the 50th day following the end of each quarter (or the next succeeding business day). The table below presents the net cash proceeds for each quarter of 2010 and 2009 attributable to the 90% NPI, the estimated Trust expenses, Montana state income taxes reserved for by the Trustee and the resulting distributable income per Trust unit (dollars in thousands, except distributable income per unit).

			Montana State
	Net Cash Proceeds	Estimated	Income Tax	Distributable
2010 Quarterly Distributions	(90% NPI)	Trust Expense	Withholdings	Income per Unit

First Quarter	$9,466	$200	$71	$0.663181
Second Quarter	10,023	250	55	0.700986
Third Quarter	10,551	250	37	0.740332
Fourth Quarter	8,402	100	56	0.594796

Total	$38,442	$800	$219	$2.699295

			Montana State
	Net Cash Proceeds	Estimated	Income Tax	Distributable
2009 Quarterly Distributions	(90% NPI)	Trust Expense	Withholdings	Income per Unit

First Quarter	$11,148	$175	$58	$0.787316
Second Quarter	9,683	300	20	0.675401
Third Quarter	8,732	300	35	0.605667
Fourth Quarter	8,784	275	68	0.608855

Total	$38,347	$1,050	$181	$2.677239

Subsequent to year end, on March 1, 2011, a distribution of $0.667847 per Trust unit was paid to Trust unitholders owning Trust units as of February 21, 2011. The distribution consisted of net cash proceeds of $9.3 million paid by Whiting to the Trust, which included cash receipts of $1.4 million (90% of $1.6 million) for commodity derivative contracts settled for October 1, 2010 through December 31, 2010, less a provision of $250,000 for estimated Trust expenses and $57,719 for Montana state income tax withholdings.

Equity Compensation Plans

The Trust does not have any employees and, therefore, does not maintain any equity compensation plans.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

There were no purchases of Trust units by the Trust or any affiliated purchaser during the fourth quarter of 2010.

Item 6.	Selected Financial Data.

The Trust was formed on October 18, 2007. The conveyance of the NPI, however, did not occur until April 30, 2008. As a result, the Trust did not recognize any income or make any distributions during the first quarter of 2008. The following table sets forth selected data for the Trust for the years ended December 31, 2010, 2009 and 2008 and as of December 31, 2010, 2009 and 2008 based on the Trust’s audited financial statements (dollars and shares in thousands, except distributable income per unit).

	Year Ended	Year Ended	Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008

Income from net profits interest	$38,442	$38,348	$58,281
Distributable income	$37,422	$37,117	$56,980
Distributable income per unit	$2.699295	$2.677239	$4.109980

	December 31,
	2010	2009	2008

Trust corpus	$61,999	$79,346	$97,798
Total assets at year-end	$62,144	$79,583	$97,930
Trust units outstanding	13,864	13,864	13,864

Item 7.	Trustee’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Although oil prices fell significantly after reaching a high in the third quarter of 2008, they have experienced a rebound in the second half of 2009 and first nine months of 2010 (as only the first nine months of oil prices affect 2010 NPI distributions). Additionally, natural gas prices have fallen significantly since their peak in the third quarter of 2008 and have remained low throughout 2009, but gas prices have begun to slightly increase during the first nine months of 2010 (as only the first eight months of gas prices affect 2010 NPI distributions). The following table highlights these price trends by listing quarterly average NYMEX crude oil and natural gas prices for the periods indicated:

	2008		2009				2010
	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3

Crude Oil	$118.13	$58.75	$43.21	$59.62	$68.29	$76.17	$78.79	$77.99	$76.21
Natural Gas	$10.27	$6.96	$4.92	$3.50	$3.40	$4.16	$5.30	$4.09	$4.39

Lower oil and gas prices on production from the underlying properties could cause the following: (i) a reduction in the amount of net proceeds to which the Trust is entitled; (ii) a reduction in the amount of oil, natural gas and natural gas liquids that is economic to produce from the underlying properties; and (iii) an extension of the length of time required to produce 9.11 MMBOE (8.20 MMBOE at the 90% NPI) due to some wells thereby reaching their economic limits sooner.

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

Results of Trust Operations

The Trust was formed in October 2007. The conveyance of the NPI, however, did not occur until April 2008. As a result, the Trust did not recognize any income or make any distributions during the first quarter of 2008. The following is a summary of income from net profits interest received by the Trust for the years ended December 31, 2010 and 2009, consisting of the February, May, August and November distributions for each respective year, as well as income from net profits interest for the year ended December 31, 2008, consisting of the May, August and November NPI distributions for that year (dollars in thousands, except per Bbl, per Mcf and per BOE amounts):

Trust Results

	Year Ended December 31,
	2010		2009		2008

Sales Volumes:
Oil from underlying properties (MBbls)	804	(a)	847	(b)	640	(c)
Natural gas from underlying properties (MMcf)	3,335	(a)	3,664	(b)	2,832	(c)

Total production (MBOE)	1,360		1,458		1,112
Average Sales Prices:
Oil (per Bbl)	$65.39		$48.29		$102.04
Effect of oil hedges on average price (per Bbl)	0.25		14.21		(0.28)

Oil net of hedging (per Bbl)	$65.64		$62.50		$101.76
Natural gas (per Mcf)	$4.26		$4.13		$8.94
Effect of natural gas hedges on average price (per Mcf)	1.23		1.26		—

Natural gas net of hedging (per Mcf)	$5.49		$5.39		$8.94
Costs (per BOE):
Lease operating expenses	$17.39		$17.96		$17.38
Production taxes	$3.47		$2.70		$5.71

	Year Ended December 31,
	2010		2009		2008

Revenues:
Oil sales	$52,558	(a)	$40,922	(b)	$65,276	(c)
Natural gas sales	14,193	(a)	15,133	(b)	25,322	(c)

Total revenues	$66,751		$56,055		$90,598
Costs:
Lease operating expenses	$23,643		$26,179		$19,319
Production taxes	4,718		3,930		6,346
Cash settlement payments (gains received) on commodity derivatives	(4,323)		(16,663)		176

Total costs	$24,038		$13,446		$25,841

Net proceeds	$42,713		$42,609		$64,757
Net profits percentage	90%		90%		90%

Income from net profits interest	$38,442		$38,348		$58,281

(a)	Oil and gas sales volumes and related revenues for the year ended December 31, 2010 (consisting of Whiting’s February, May, August and November 2010 NPI distributions to the Trust) generally represent crude oil production from October 2009 through September 2010 and natural gas production from September 2009 through August 2010.

(b)	Oil and gas sales volumes and related revenues for the year ended December 31, 2009 (consisting of Whiting’s February, May, August and November 2009 NPI distributions to the Trust) generally represent crude oil production from October 2008 through September 2009 and natural gas production from September 2008 through August 2009.

(c)	Oil and gas sales volumes and related revenues for the year ended December 31, 2008 (consisting of Whiting’s May, August and November 2008 NPI distributions to the Trust) generally represent crude oil production from January through September 2008 and natural gas production from January through August 2008.

Comparison of Results of the Trust for the Years Ended December 31, 2010 and 2009

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

Revenues.  Oil and natural gas revenues increased $10.7 million or 19% in 2010 compared to 2009. Revenues are a function of average sales prices and volumes sold. In 2010, oil and gas revenues and NPI distributions were positively impacted by a substantial increase in realized commodity prices. The average price realized for oil before the effects of hedging increased 35% between periods, and the average price realized for natural gas before the effects of hedging increased 3%. Partially offsetting the significant increase in commodity prices was a decrease in production volumes sold between periods. Oil sales volumes decreased 5% or 43 MBOE, and gas sales volumes decreased 9% or 329 MMcf for the year ended December 31, 2010 as compared to 2009, primarily due to normal field production decline. Oil and gas production attributable to the underlying properties is estimated to decline at rates ranging from 9% to 11% annually from 2011 to 2015, based on the reserve report prepared by the Trust’s independent reservoir engineers as of December 31, 2010.

Lease Operating Expenses.  Lease operating expenses decreased $2.5 million or 10% from 2009 to 2010 due to a lower amount of operating costs charged to wells that are not operated by Whiting, a decline in labor costs on Whiting-operated properties and a decrease in gathering fees between periods. Lease operating expenses per BOE decreased from $17.96 in 2009 to $17.39 for 2010. The 3% decrease on a BOE basis was primarily caused by a lower amount of operating costs charged to wells that are not operated by Whiting.

Production Taxes.  Production taxes are generally calculated as a percentage of oil and gas revenues before the effects of hedging. Tax credits and exemptions allowed in the various taxing jurisdictions are generally utilized to their potential. Production taxes during 2010 increased $0.8 million or 20% compared to 2009, primarily due to higher oil and natural gas sales between periods. Production taxes as a percent of oil and gas revenues for 2010 and 2009 were 7.1% and 7.0%, respectively.

Cash Settlements on Commodity Derivatives.  Whiting entered into certain costless collar hedge contracts for the benefit of the Trust prior to the conveyance. If current market prices are lower than a collar’s price floor when the cash settlement amount is calculated, Whiting receives cash proceeds from the contract counterparty. Conversely, if current market prices are higher than a collar’s price ceiling when the cash settlement amount is calculated, Whiting is required to pay the contract counterparty. Cash settlements relating to the hedges resulted in a gain of $4.3 million for the year ended December 31, 2010, which had the effect of increasing average sales prices net of hedging by $0.25 per Bbl of oil and $1.23 per Mcf of natural gas. For the same period in 2009, cash settlements relating to these hedges resulted in a gain of $16.7 million, or $14.21 per Bbl of oil and $1.26 per Mcf of natural gas.

Distributable Income.  For the year ended December 31, 2010, the Trust’s distributable income was $37.4 million and was based on income from net profits interest of $38.4 million less general and administrative expenses of $0.9 million and Montana state income tax withholdings of $0.2 million. This compares to distributable income of $37.1 million during 2009, which was based on income from net profits interest of $38.3 million less general and administrative expenses of $0.9 million and $0.2 million in Montana state income tax withholdings.

Comparison of Results of the Trust for the Years Ended December 31, 2009 and 2008

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

Revenues.  Oil and natural gas revenues decreased $34.5 million or 38% in 2009 compared to 2008. Revenues are a function of average sales prices and volumes sold. In 2009, oil and gas revenues and NPI distributions were negatively impacted by a substantial decline in realized commodity prices. The average price realized for oil before the effects of hedging decreased 53% between periods, and the average price realized for natural gas before the effects of hedging decreased 54%. Partially offsetting the significant decline in commodity prices was an increase in production volumes sold between periods. Oil sales volumes increased 32% or 208 MBOE, and gas sales volumes increased 29% or 832 MMcf for the year ended December 31, 2009 as compared to 2008. These volume increases were due to the fact that there were four NPI distributions and therefore twelve months of oil and gas production during 2009 compared to only three NPI distributions, which included nine months of oil and eight months of gas production, during 2008. There were only three NPI distributions during 2008 because the NPI was conveyed effective for production from the underlying properties beginning January 1, 2008. Despite this increase in production volumes between periods, oil and gas production attributable to the underlying properties is estimated to decline at rates ranging from 9% to 11% from 2011 to 2015, based on the reserve report as of December 31, 2010.

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

Cash Settlements on Commodity Derivatives.  Whiting entered into certain costless collar hedge contracts for the benefit of the Trust prior to the conveyance. If current market prices are lower than a collar’s price floor when the cash settlement amount is calculated, Whiting receives cash proceeds from the contract counterparty. Conversely, if current market prices are higher than a collar’s price ceiling when the cash settlement amount is calculated, Whiting is required to pay the contract counterparty. Cash settlements relating to the hedges resulted in a gain of $16.7 million for the twelve months ended December 31, 2009, which had the effect of increasing average sales prices net of hedging by $14.21 per Bbl for oil and $1.26 per Mcf of gas. Cash settlements relating to the hedges resulted in a deduction of $175,949, or $0.28 per Bbl of oil, compared to 2008.

Distributable Income.  For the year ended December 31, 2009, the Trust’s distributable income was $37.1 million and was based on income from net profits interest of $38.3 million less general and administrative expenses of $1.1 million and Montana state income tax withholdings of $0.2 million. This compares to distributable income of $57.0 million during 2008, which was based on income from net profits interest of $58.3 million less general and administrative expenses of $0.9 million and $0.4 million for Montana state income tax withholdings.

Results of Underlying Property Operations

Because the 2008 Trust results do not include a full 12 months of NPI distributions and related property results, the Trust is providing financial information with respect to the underlying properties for the years ended December 31, 2009 and 2008 so that investors can review complete comparative results of operations for the 2009 and 2008 fiscal periods. The underlying properties’ results of operations for the years ended December 31, 2009 and 2008 are presented on a cash basis of accounting in the table below and in the related discussion in “Comparison of Results of the Underlying Properties for the Year Ended December 31, 2009 and 2008”, and this cash basis presentation is consistent with the Trust’s 2009 and 2008 financial statements, which have been prepared on a modified cash basis. The 2009 cash basis results generally consist of crude oil sales earned from December 2008 through November 2009 but received during 2009, and natural gas sales earned from November 2008 through October 2009 but received in 2009. The 2008 cash basis results generally consist of crude oil sales earned from December 2007 through November 2008 but received during 2008, and natural gas sales earned from November 2007 through October 2008 but received in 2008.

The table below sets forth revenues and direct operating expenses, as well as operating data, relating to the underlying properties for each of the years ended December 31, 2009 and 2008. Results for 2008 include the effects of hedging activities subsequent to the April 30, 2008 conveyance. The following table also provides average sales prices, per BOE data, and capital expenditures relating to the underlying properties for each period (dollars in thousands, except per Bbl, per Mcf, and per BOE amounts):

Underlying Properties Results

	Year Ended December 31,
	2009(1)	2008(1)

Revenues:
Oil sales	$40,097	$82,208
Natural gas sales	13,001	34,514

Total revenues	$53,098	$116,722

Direct operating expenses:
Lease operating	$24,972	$27,383
Production taxes	3,806	8,100
Cash settlement payments (gains received) on commodity derivatives	(14,321)	(3,719)

Total direct operating expenses	$14,457	$31,764

Excess of revenues over direct operating expenses	$38,641	$84,958

Operating data:
Oil (MBbls)	838	884
Natural gas sales (MMcf)	3,632	4,228

Total production (MBOE)	1,443	1,589
Average Sales Price:
Oil (per Bbl)	$47.86	$92.97
Effect of oil hedges (per Bbl)	10.16	3.86

Oil net of hedging (per Bbl)	$58.02	$96.83

Natural gas (per Mcf)	$3.58	$8.16
Effect of natural gas hedges (per Mcf)	1.60	0.07

Natural gas net of hedging (per Mcf)	$5.18	$8.23

Per BOE data:
Lease operating expenses	$17.30	$17.23
Production taxes	$2.64	$5.10
Drilling and development capital expenditures (in thousands)(2)	$1,074	$5,381

(1)	The results of operations for 2009 and 2008 are presented on a cash basis of accounting.

(2)	The Trust cannot provide any assurance that future capital expenditures will be consistent with historical levels.

Comparison of Results of the Underlying Properties for the Years Ended December 31, 2009 and 2008

Revenues.  Oil and natural gas revenues decreased $63.6 million or 55% from 2008 to 2009. Sales are a function of average sales prices and volumes sold. In 2009, oil and gas revenues were negatively impacted by a substantial decline in realized commodity prices. The average price realized for oil before the effects of hedging decreased 49% from 2008 to 2009, and the average price realized for natural gas before the effects of hedging decreased 56% between periods. In addition, oil sales volumes decreased 5% or 46 MBbls between periods due to normal field production decline, and gas sales volumes decreased 14% or 595 MMcf between periods also due to normal field decline. Oil and gas production attributable to the underlying properties is estimated to decline at rates ranging from 9% to 11% annually from 2011 to 2015, based on the reserve report prepared by the Trust’s independent reservoir engineers as of December 31, 2010.

Lease Operating Expenses.  Lease operating expenses decreased $2.4 million or 9% from 2008 to 2009, which was consistent with the 9% decrease in overall oil and gas production. Accordingly, lease operating expenses per BOE remained consistent between periods, increasing only 0.4% from $17.23 during 2008 to $17.30 during 2009.

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

Cash Settlements on Commodity Derivatives.  Whiting entered into certain costless collar hedge contracts on April 30, 2008 in which the rights to any future hedge payments made or received were conveyed to the Trust. Cash settlements relating to the conveyed hedges resulted in a gain of $14.3 million during the year ended December 31, 2009, which had the effect of increasing average sales prices net of hedging during 2009 by $10.16 per Bbl of oil and $1.60 per Mcf of natural gas. Cash settlements relating to these hedges resulted in a gain of $3.7 million during the year ended December 31, 2008, which had the effect of increasing average sales prices net of hedging during 2008 by $3.86 per Bbl of oil and $0.07 per Mcf of natural gas.

Excess of Revenues Over Direct Operating Expenses.  Excess of revenues over direct operating expenses decreased $46.3 million from 2008 to 2009. The reasons for this decrease included a 9% decrease in equivalent volumes sold, and a 40% decrease in oil prices net of hedging and a 37% decrease in gas prices net of hedging between periods. The decreased production and pricing was partially offset by reduced lease operating expense and production taxes.

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

Income to the Trust from the NPI is based on the calculation and definitions of “gross proceeds” and “net proceeds” contained in the conveyance, the form of which is listed as an exhibit to this report, and reference is hereby made to the conveyance for the actual definitions of “gross proceeds” and “net proceeds”.

Although capital expenditures for the testing, drilling, completion, equipping, plugging back or recompletion of any well that is a part of the underlying properties cannot be deducted from gross proceeds pursuant to the terms of the conveyance agreement, Whiting incurred capital expenditures of $1.0 million on the underlying properties during 2010 that were not deducted from gross proceeds or distributions in 2010, compared to $1.1 million in 2009 and $5.4 million in 2008, but which may have the effect of ultimately accelerating the receipt of NPI net proceeds and thereby benefiting Trust unitholders by accelerating their return on investment. The Trust cannot provide any assurance that this will occur or that future capital expenditures will be consistent with those historical levels.

On February 8, 2011, Whiting established a $1.0 million letter of credit for the Trustee in order to provide a mechanism for the Trustee to pay the operating expenses of the Trust in the unlikely event that Whiting should fail to fund the Trust in the future. This letter of credit will not be used to fund NPI distributions to unitholders.

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

New Accounting Pronouncements

In December 2008, the SEC issued Modernization of Oil and Gas Reporting: Final Rule, which published the final rules and interpretations updating its oil and gas reporting requirements. The final rule includes updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations. Key revisions include the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, permitting disclosure of probable and possible reserves, and changes to the pricing used to determine reserves in that companies must use a 12-month average price. The average is calculated using the first-day-of-the-month price for each of the 12 months that make up the reporting period. The Trust adopted the new rules effective December 31, 2009, and as a result (i) prepared its reserve estimates as of December 31, 2009 and 2010 based on the new reserve definitions, (ii) estimated its December 31, 2009 and 2010 reserve quantities using the 12-month average price and (iii) included additional disclosures in Item 2 of this Annual Report on Form 10-K, as required by the new rule. The adoption of this new rule, however, had no impact on the Trust’s statements of assets, liabilities and trust corpus, statements of distributable income, or statements of changes in trust corpus.

In January 2010, the FASB issued Accounting Standards Update No. 2010-03, Oil and Gas Reserve Estimation and Disclosures (“ASU 2010-03”), which provides amendments to FASB ASC topic Extractive Activities-Oil and Gas. The objective of ASU 2010-03 is to align the oil and gas reserve estimation and disclosure requirements of the FASB ASC with the requirements in the SEC’s Modernization of Oil and Gas Reporting: Final Rule. The Trust adopted ASU 2010-03 effective December 31, 2009, and as a result (i) has estimated its December 31, 2009 and 2010 reserve quantities using the 12-month average price, (ii) has prepared its reserve estimates as of December 31, 2009 and 2010 based on the new and amended reserve definitions in ASU 2010-03 that conform to the SEC’s revised reserve definitions, and (iii) has calculated its future cash inflows, which are incorporated into the standardized measure of future cash flows, using 12-month average rather than year-end oil and gas prices. The adoption of ASU 2010-03, however, had no impact on the Trust’s statements of assets, liabilities and trust corpus, statements of distributable income, or statements of changes in trust corpus.

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

Basis of Accounting.  The Trust’s financial statements are prepared on a modified cash basis, which is a comprehensive basis of accounting other than GAAP. This method of accounting is consistent with reporting of taxable income to the Trust unitholders. The most significant differences between the Trust’s financial statements and those prepared in accordance with GAAP are:

a) Income from net profits interest is recognized when NPI distributions are received by the Trust rather than accrued in the month of production that they are earned;

b) Distributions to Trust unitholders are recorded when paid by the Trust rather than accrued when owed;

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

Amortization of Net Profits Interest.  We amortize the investment in net profits interest using the units-of-production method. Our rate of recording amortization is dependent upon our estimates of total proved reserves, which incorporates various assumptions and future projections. If the estimates of total proved reserves decline significantly, the rate at which we record amortization expense would increase, reducing Trust corpus. Such a decline in reserves may result from lower commodity prices, which may make it uneconomic to produce from higher cost fields. We are unable to predict changes in reserve quantity estimates as such quantities are dependent on future economic and operational conditions.

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

Commodity Hedge Contracts

The primary asset of and source of income to the Trust is the term NPI, which generally entitles the Trust to receive 90% of the net proceeds from oil and gas production from the underlying properties. Consequently, the Trust is exposed to market risk from fluctuations in oil and gas prices. Through 2012, however, the NPI is subject to commodity hedge contracts in the form of costless collars entered into by Whiting, which reduce its exposure to commodity price volatility. The Trust does not enter into derivative contracts for speculative or trading purposes.

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

	Oil Collars		Natural Gas Collars
		Weighted		Weighted
		Average Price		Average Price
	Volumes	(per Bbl)	Volumes	(per Mcf)
	(Bbls)	Floor/Ceiling	(Mcf)	Floor/Ceiling

Three Months Ending March 31, 2011	122,934	$74.00/$139.68	472,800	$7.00/$17.40
Three Months Ending June 30, 2011	120,198	$74.00/$140.08	458,109	$6.00/$13.05
Three Months Ending September 30, 2011	117,510	$74.00/$140.15	444,489	$6.00/$13.65
Three Months Ending December 31, 2011	114,726	$74.00/$140.75	428,361	$7.00/$14.25
Three Months Ending March 31, 2012	112,236	$74.00/$141.27	413,820	$7.00/$15.55
Three Months Ending June 30, 2012	109,716	$74.00/$141.73	402,609	$6.00/$13.60
Three Months Ending September 30, 2012	107,226	$74.00/$141.70	390,519	$6.00/$14.45
Three Months Ending December 31, 2012	105,084	$74.00/$142.21	379,839	$7.00/$13.40

The collared hedges shown above have the effect of providing a protective floor while allowing Trust unitholders to share in upward pricing movements. Consequently, while these hedges are designed to decrease exposure to price decreases, they also have the effect of limiting the benefit of price increases beyond the ceiling. For the crude oil contracts listed above, a hypothetical $10.00 change in the NYMEX price above the ceiling price or below the floor price applied to the notional amounts would cause an aggregate change in the cash settlement payments (gains received) on all oil commodity derivatives of $9.1 million to Whiting, of which 90% would be transferred to the Trust. For the natural gas contracts listed above, a hypothetical $1.00 change in the NYMEX price above the ceiling price or below the floor price applied to the notional amounts would cause an aggregate change in the cash settlement payments (gains received) on all natural gas commodity derivatives of $3.4 million to Whiting, of which 90% would be transferred to the Trust. These hypothetical cash settlement payments (gains received) would be recognized as contracts expire in future periods through 2012.

The amounts received by Whiting from the counterparty upon settlements of these hedge contracts will reduce the operating expenses related to the underlying properties when calculating the net proceeds. However, if the hedge payments received by Whiting under the hedge contracts and other non-production revenue exceed operating expenses during a quarterly period, the ability to use such excess amounts to offset operating expenses may be deferred, with interest accruing on such amounts at the prevailing money market rate, until the next quarterly period where the hedge payments and the other non-production revenue are less than such expenses. In addition, the aggregate amounts paid by Whiting on settlement of the hedge contracts will reduce the amount of net proceeds paid to the Trust.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustee and Unit Holders of
Whiting USA Trust I
c/o The Bank of New York Mellon Trust Company, N.A., Trustee
Austin, Texas

We have audited the accompanying statements of assets, liabilities and trust corpus — modified cash basis of Whiting USA Trust I (the “Trust”) as of December 31, 2010 and 2009, and the related statements of distributable income and changes in trust corpus- modified cash basis for the years ended December 31, 2010, 2009, and 2008. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2 to the financial statements, these financial statements were prepared on the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America. In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of Whiting USA Trust I as of December 31, 2010 and 2009, and its distributable income and changes in trust corpus for the years ended December 31, 2010, 2009, and 2008, on the comprehensive basis of accounting described in Note 2 to the financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2011 expressed an unqualified opinion on the Trust’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Austin, Texas
March 15, 2011

WHITING USA TRUST I

Statements of Assets, Liabilities and Trust Corpus
(In thousands, except unit data)

	December 31,
	2010	2009

ASSETS
Cash and short-term investments	$145	$237
Investment in net profits interest, net	61,999	79,346

Total assets	$62,144	$79,583

LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses	$145	$237
Trust corpus (13,863,889 Trust units issued and outstanding )	61,999	79,346

Total liabilities and Trust corpus	$62,144	$79,583

Statements of Distributable Income
(In thousands, except distributable income per unit data)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008

Income from net profits interest	$38,442	$38,348	$58,281
General and administrative expenses	(892)	(944)	(793)
Cash reserves (withheld) used for future Trust expenses	91	(106)	(132)
State income tax withholding	(219)	(181)	(376)

Distributable income	$37,422	$37,117	$56,980

Distributable income per unit	$2.699295	$2.677239	$4.109980

Statements of Changes in Trust Corpus
(In thousands)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008

Trust corpus, beginning of period	$79,346	$97,798	$—
Investment in net profits interest	—	—	111,223
Distributable income	37,422	37,117	56,980
Distributions to unitholders	(37,422)	(37,117)	(56,980)
Amortization of investment in net profits interest	(17,347)	(18,452)	(13,425)

Trust corpus, end of period	$61,999	$79,346	$97,798

The accompanying notes are an integral part of these modified cash basis financial statements.

WHITING USA TRUST I

NOTES TO MODIFIED CASH BASIS FINANCIAL STATEMENTS

1.	Organization of the Trust

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

The Trust was created to acquire and hold a term net profits interest (“NPI”) for the benefit of the Trust unitholders pursuant to a conveyance to the Trust from Whiting Oil and Gas. The term NPI is an interest in underlying oil and natural gas properties located in the Rocky Mountains, Mid-Continent, Permian Basin and Gulf Coast regions (the “underlying properties”). The NPI is the only asset of the Trust, other than cash held for Trust expenses. These oil and gas properties include interests in 3,077 gross (373.1 net) producing oil and gas wells.

The NPI is passive in nature, and the Trustee has no management control over and no responsibility relating to the operation of the underlying properties. The NPI entitles the Trust to receive 90% of the net proceeds from the sale of production from the underlying properties. The NPI will terminate when 9.11 MMBOE have been produced and sold from the underlying properties (which amount is the equivalent of 8.20 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the NPI), and the Trust will soon thereafter wind up its affairs and terminate. As of December 31, 2010, on a cumulative accrual basis 3.90 MMBOE of the Trust’s total 8.20 MMBOE have been produced and sold and a cumulative 0.02 MMBOE have been sold in divestitures. The remaining reserve quantities are projected to be produced by November 30, 2015, based on the reserve report for the underlying properties as of December 31, 2010.

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

WHITING USA TRUST I

NOTES TO MODIFIED CASH BASIS FINANCIAL STATEMENTS — (Continued)

selling 11,677,500 Trust units to the public. Whiting retained an ownership in 2,186,389 Trust units, or 15.8% of the total Trust units issued and outstanding.

2.	Summary of Significant Accounting Policies

Term Net Profits Interest — The Trust uses the modified cash basis of accounting to report Trust receipts from the term NPI and payments of expenses incurred. The actual cash distributions to the Trust are made based on the terms of the conveyance that created the Trust’s NPI. The term NPI entitles the Trust to receive revenues (oil, gas and natural gas liquid sales) less expenses (the amount by which all royalties, lease operating expenses including well workover costs, production and property taxes, payments made by Whiting to the hedge counterparty upon settlements of hedge contracts, maintenance expenses, post-production costs including plugging and abandonment, and producing overhead, exceed hedge payments received by Whiting under hedge contracts and other non-production revenue) of the underlying properties multiplied by 90% (term NPI percentage). Actual cash receipts may vary due to timing delays of cash receipts from the property operators or purchasers and due to wellhead and pipeline volume balancing agreements or practices.

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

e) Amortization of the investment in net profits interest is calculated based on the units-of- production method. Such amortization is charged directly to Trust corpus and does not affect cash earnings; and

f) The Trust evaluates impairment of the investment in net profits interest by comparing the undiscounted cash flows expected to be realized from the investment in net profits interest to the NPI carrying value. If the expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the investment in net profits interest. At December 31, 2010 and 2009, the Trustee believes no such impairment has occurred. The determination of whether the NPI is impaired requires a significant amount of judgment by the Trustee and is based on the best information available to the Trustee at the time of the evaluation. If market conditions deteriorate, write-downs could be required in the future.

WHITING USA TRUST I

NOTES TO MODIFIED CASH BASIS FINANCIAL STATEMENTS — (Continued)

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

Most accounting pronouncements apply to entities whose financial statements are prepared in accordance with GAAP, directing such entities to accrue or defer revenues and expenses in a period other than when such revenues were received or expenses were paid. Because the Trust’s financial statements are prepared on the modified cash basis as described above, however, most accounting pronouncements are not applicable to the Trust’s financial statements.

Cash and Short-Term Investments.  Cash and short-term investments include all highly liquid short-term investments with original maturities of three months or less.

Concentration of Credit Risk.  The underlying properties from which the NPI is derived principally sell their oil and natural gas production to end users, marketers and other purchasers that have access to nearby pipeline facilities. The following table presents the percentages of oil and natural gas sales from the underlying properties sold to each significant purchaser for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008

Lion Oil Company	14%	12%	13%
Teppco Crude Oil LLC	6%	12%	14%

The loss of one or all of these purchasers does not present a material risk because there is significant competition among purchasers of crude oil and natural gas in the areas of the underlying properties, and if they were to lose one or both of their largest purchasers, several entities could purchase crude oil and natural gas produced from the underlying properties with little or no interruption to their business.

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

WHITING USA TRUST I

NOTES TO MODIFIED CASH BASIS FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements.  In December 2008, the SEC issued Modernization of Oil and Gas Reporting: Final Rule, which published the final rules and interpretations updating its oil and gas reporting requirements. The final rule includes updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations. Key revisions include the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, permitting disclosure of probable and possible reserves, and changes to the pricing used to determine reserves in that companies must use a 12-month average price. The average is calculated using the first-day-of-the-month price for each of the 12 months that make up the reporting period. The Trust adopted the new rules effective December 31, 2009, and as a result (i) prepared its reserve estimates as of December 31, 2009 and 2010 based on the new reserve definitions, (ii) estimated its December 31, 2009 and 2010 reserve quantities using the 12-month average price and (iii) included additional disclosures in Item 2 of this Annual Report on Form 10-K, as required by the new rule. The adoption of this new rule, however, had no impact on the Trust’s statements of assets, liabilities and trust corpus, statements of distributable income, or statements of changes in trust corpus.

In January 2010, the FASB issued Accounting Standards Update No. 2010-03, Oil and Gas Reserve Estimation and Disclosures (“ASU 2010-03”), which provides amendments to FASB ASC topic Extractive Activities-Oil and Gas. The objective of ASU 2010-03 is to align the oil and gas reserve estimation and disclosure requirements of the FASB ASC with the requirements in the SEC’s Modernization of Oil and Gas Reporting: Final Rule. The Trust adopted ASU 2010-03 effective December 31, 2009, and as a result (i) has estimated its December 31, 2009 and 2010 reserve quantities using the 12-month average price, (ii) has prepared its reserve estimates as of December 31, 2009 and 2010 based on the new and amended reserve definitions in ASU 2010-03 that conform to the SEC’s revised reserve definitions, and (iii) has calculated its future cash inflows, which are incorporated into the standardized measure of discounted future net cash flows, using 12-month average rather than year-end oil and gas prices. The adoption of ASU 2010-03, however, had no impact on the Trust’s statements of assets, liabilities and trust corpus, statements of distributable income, or statements of changes in trust corpus.

3.	Investment in Net Profits Interest

Whiting Oil and Gas conveyed the NPI to the Trust in exchange for 13,863,889 Trust units. The investment in net profits interest was recorded at the historical cost of Whiting on April 30, 2008, the date of conveyance, and was determined to be $123.6 million, of which $111.2 million (90% of the NPI) was attributed to the Trust. Accumulated amortization as of December 31, 2010 and 2009 was $49.2 million and $31.9 million, respectively.

WHITING USA TRUST I

NOTES TO MODIFIED CASH BASIS FINANCIAL STATEMENTS — (Continued)

4.	Income from Net Profits Interest

The Trust received income from net profits interest as follows (dollars in thousands):

	Year Ended December 31,
	2010		2009		2008

Revenues:
Oil sales	$52,558	(a)	$40,922	(c)	$65,276	(e)
Natural gas sales	14,193	(b)	15,133	(d)	25,322	(f)

Total Revenues	$66,751		$56,055		$90,598

Costs:
Lease operating expense	$23,643		$26,179		$19,319
Production taxes	4,718		3,930		6,346
Cash settlement payments (gains received) on commodity derivatives	(4,323)		(16,663)		176

Total Costs	$24,038		$13,446		$25,841

Net proceeds	$42,713		$42,609		$64,757
Net profits percentage	90%		90%		90%

Income from net profits interest	$38,442		$38,348		$58,281

(a)	Because of the one-month interval between the time crude oil volumes are produced and the receipt of oil sales proceeds by Whiting, oil sales for the year ended December 31, 2010 (consisting of Whiting’s February, May, August and November 2010 NPI distributions to the Trust) generally represent crude oil production from October 2009 through September 2010.

(b)	Because of the two-month interval between the time natural gas volumes are produced and the receipt of gas sales proceeds by Whiting, natural gas sales for the year ended December 31, 2010 (consisting of Whiting’s February, May, August and November 2010 NPI distributions to the Trust) generally represent gas production from September 2009 through August 2010.

(c)	Because of the one-month interval between the time crude oil volumes are produced and the receipt of oil sales proceeds by Whiting, oil sales for the year ended December 31, 2009 (consisting of Whiting’s February, May, August and November 2009 NPI distributions to the Trust) generally represent crude oil production from October 2008 through September 2009.

(d)	Because of the two-month interval between the time natural gas volumes are produced and the receipt of gas sales proceeds by Whiting, natural gas sales for the year ended December 31, 2009 (consisting of Whiting’s February, May, August and November 2009 NPI distributions to the Trust) generally represent gas production from September 2008 through August 2009.

(e)	Because of the one-month interval between the time crude oil volumes are produced and the receipt of oil sales proceeds by Whiting, oil sales for the year ended December 31, 2008 (consisting of Whiting’s May, August and November 2008 NPI distributions to the Trust) generally represent crude oil production from January 2008 through September 2008.

WHITING USA TRUST I

NOTES TO MODIFIED CASH BASIS FINANCIAL STATEMENTS — (Continued)

(f)	Because of the two-month interval between the time natural gas volumes are produced and the receipt of gas sales proceeds by Whiting, natural gas sales for the year ended December 31, 2008 (consisting of Whiting’s May, August and November 2008 NPI distributions to the Trust) generally represent gas production from January 2008 through August 2008.

5.	Income Taxes

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

For Montana state income tax purposes, Whiting must withhold from the NPI payable to the Trust, an amount equal to 6% of the net amount payable to the Trust from the sale of oil and gas in Montana. Whiting withheld $0.2 million related to Montana state income taxes for each of the years ended December 31, 2010 and 2009, and withheld $0.4 million in Montana income taxes for the year ended December 31, 2008. For North Dakota, Oklahoma, Arkansas, Michigan, New Mexico, Alabama, Louisiana, Colorado, Kansas, Utah and Mississippi, neither the Trust nor Whiting is withholding the income tax due such states on distributions made to an individual resident or nonresident Trust unitholder, as long as the Trust is taxed as a grantor trust under the Internal Revenue Code.

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

Capital Expenditures — During the years ended December 31, 2010, 2009 and 2008, Whiting incurred $1.0 million, $1.1 million and $5.4 million, respectively, of capital expenditures on the underlying properties, which are costs net to Whiting’s interest in the wells, related to the drilling and completing of oil and gas wells, capital workovers, facility upgrades and well recompletions performed to secure production from new horizons. These expenditures may have the effect of ultimately increasing current and future period NPI net proceeds and thereby benefiting the Trust unitholders by accelerating their return on investment. Pursuant to the terms of the conveyance agreement, however, Whiting did not deduct, nor will it deduct in the future, such capital expenditures from the NPI

WHITING USA TRUST I

NOTES TO MODIFIED CASH BASIS FINANCIAL STATEMENTS — (Continued)

gross proceeds or related distributions to the Trust. The Trust cannot provide any assurance that this will occur or that future capital expenditures will be consistent with historical levels.

Operating Overhead — Pursuant to the terms of the applicable joint operating agreements, Whiting deducts from the gross proceeds an overhead fee to operate those underlying properties for which Whiting has been designated as the operator. Additionally, for those underlying properties for which Whiting is the operator but for which there is no operating agreement, Whiting deducts from the gross proceeds an overhead fee calculated in the same manner Whiting allocates overhead to other similarly owned properties, as is customary in the oil and gas industry. Operating overhead activities include various engineering, legal, and administrative functions. The fee is adjusted annually pursuant to COPAS guidelines and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers. The following table presents the Trust’s portion of these overhead charges for the years ended December 31, 2010, 2009 and 2008 (dollars in thousands except per well data):

	2010	2009	2008

Total overhead charges	$1,788	$1,746	$1,416
Overhead charge per month per active operated well	$415	$404	$391

Administrative Services Fee — Under the terms of the administrative services agreement, the Trust pays a quarterly administration fee of $50,000 to Whiting 60 days following the end of each calendar quarter. General and administrative expenses in the Trust’s statements of distributable income for the year ended December 31, 2010 and 2009 each include $200,000 for quarterly administrative fees paid to Whiting, while the year ended December 31, 2008 includes $150,000 of such administrative fees.

Trustee Administrative Fee — Under the terms of the Trust agreement, the Trust pays an annual administrative fee to the Trustee of $160,000, paid in four quarterly installments of $40,000 each and is billed in arrears. General and administrative expenses in the Trust’s statements of distributable income for the years ended December 31, 2010 and 2009 each include $160,000 for administrative fees paid to the Trustee, while the year ended December 31, 2008 includes $80,000 of such administrative fees.

8.	Subsequent Events

The Trustee has evaluated subsequent events through the date that these financial statements were issued. The following information is disclosed as a nonrecognized subsequent event:

On March 1, 2011, a distribution of $0.667847 per Trust unit was paid to Trust unitholders owning Trust units as of February 21, 2011. The distribution consisted of net cash proceeds of $9.3 million paid by Whiting to the Trust, which included cash receipts of $1.4 million (90% of $1.6 million) for commodity derivative contracts settled from October 1, 2010 through December 31, 2010, less a provision of $250,000 for estimated Trust expenses and $57,719 for Montana state income tax withholdings.

WHITING USA TRUST I

NOTES TO MODIFIED CASH BASIS FINANCIAL STATEMENTS — (Continued)

On February 8, 2011, Whiting established a $1.0 million letter of credit for the Trustee in order to provide a mechanism for the Trustee to pay the operating expenses of the Trust in the unlikely event that Whiting should fail to fund the Trust in the future. This letter of credit will not be used to fund NPI distributions to unitholders.

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

As of December 31, 2010, all of the underlying properties’ oil and gas reserves are attributable to properties within the United States. Proved reserves attributable to the Trust and related standardized measure valuations are prepared on an accrual basis for all periods presented, which is the basis on which Whiting and the underlying properties maintain their production records and is different from the cash basis on which the Trust production records are computed.

WHITING USA TRUST I

NOTES TO MODIFIED CASH BASIS FINANCIAL STATEMENTS — (Continued)

The following is a summary of the changes in quantities of proved oil and gas reserves attributable to the Trust for the years ended December 31, 2008, 2009 and 2010:

		Natural
	Oil(4)	Gas
	(MBbl)	(MMcf)	MBOE

Balance — January 1, 2008(1)	5,110	18,559	8,203
Revisions to previous estimates	(594)	3,277	(47)
Extensions and discoveries	69	197	102
Production	(800)	(3,779)	(1,430)

Balance — December 31, 2008(1)	3,785	18,254	6,828

Revisions to previous estimates	597	(3,816)	(40)
Extensions and discoveries	10	6	11
Divestitures(2)	(4)	(102)	(21)
Production	(784)	(3,366)	(1,345)

Balance — December 31, 2009(1)	3,604	10,976	5,433

Revisions to previous estimates	(201)	1,397	32
Extensions and discoveries	42	19	45
Divestitures(2)	—	(4)	(1)
Production	(713)	(2,841)	(1,186)

Balance — December 31, 2010(1)	2,732	9,547	4,323

Proved developed reserves(3):
January 1, 2008	5,110	18,559	8,203

December 31, 2008	3,785	18,254	6,828

December 31, 2009	3,604	10,976	5,433

December 31, 2010	2,732	9,547	4,323

(1)	Reserves related to the underlying properties on a full economic life basis as of January 1, 2008 and as of December 31, 2008, 2009 and 2010 were 13.9 MMBOE, 9.0 MMBOE, 9.3 MMBOE and 12.6 MMBOE, respectively.

(2)	During 2010 and 2009, Whiting received sale proceeds of $3,172 and $16,884, respectively, in exchange for its divestiture of Trust properties that held 1 MBOE and 21 MBOE, respectively, of proved reserves. Whiting includes all such proceeds from Trust property divestitures in its NPI distributions to the Trust.

WHITING USA TRUST I

NOTES TO MODIFIED CASH BASIS FINANCIAL STATEMENTS — (Continued)

(3)	These tables do not include quantities of proved undeveloped reserve as of January 1, 2008 or as of December 31, 2008, 2009 and 2010 because the underlying properties consist of mature producing properties that are generally fully developed. Technical studies have not identified any drilling locations that meet the criteria of proved undeveloped reserves, nor has any future capital been committed for the development of proved undeveloped reserves on the underlying properties.

(4)	Oil includes natural gas liquids.

Notable changes in proved reserves for the year ended December 31, 2010 included:

•	Revisions to previous estimates. In 2010, revisions to previous estimates increased proved reserves by a net amount of 32 MBOE. Included in these revisions were 1.4 Bcf of upward adjustments to natural gas primarily due to higher gas prices of $4.17 per Mcf in reserve estimates at December 31, 2010, as compared to gas prices of $3.15 per Mcf at December 31, 2009. This upward revision in natural gas was almost entirely offset, however, by 201 MBbl of downward adjustments to crude oil reserves. Crude oil reserves declined in 2010 primarily due to adjustments to production accruals, which decreases were partially offset by higher oil prices of $68.77 per Bbl in reserve estimates at December 31, 2010, as compared to $51.58 per Bbl of oil at December 31, 2009.

Notable changes in proved reserves for the year ended December 31, 2009 included:

•	Revisions to previous estimates. In 2009, revisions to previous estimates decreased proved reserves by a net amount of 40 MBOE. Included in these revisions were 3.8 Bcf of downward adjustments to natural gas primarily due to lower gas prices of $3.15 per Mcf in reserve estimates at December 31, 2009, as compared to gas prices of $4.96 per Mcf at December 31, 2008. This downward revision in natural gas was almost entirely offset, however, by 597 MBbl of upward adjustments to crude oil reserves primarily due to higher oil prices of $51.58 per Bbl in reserve estimates at December 31, 2009, as compared to $36.27 per Bbl of oil at December 31, 2008.

Notable changes in proved reserves for the year ended December 31, 2008 included:

•	Revisions to previous estimates. In 2008, revisions to previous estimates decreased proved reserves by a net amount of 47 MBOE. Included in these revisions were 594 MBbl of downward adjustments to crude oil primarily due to lower oil prices of $36.27 per Bbl in reserve estimates at December 31, 2008, as compared to $86.17 per Bbl of oil at December 31, 2007, causing a decrease in the estimated economic life of many of the oil wells. This downward revision in crude oil reserves was almost entirely offset, however, by 3.3 Bcf of net upward adjustments to natural gas reserve quantities. This is because the loss of oil reserves from the price-affected oil wells extended the estimated Trust termination date at year-end 2008 by four years to December 31, 2021, and the shorter lives of the oil wells were then generally replaced by production from natural gas wells over the extended life of the Trust. As a result, there was a change in the relative composition of future oil and gas production leading to the ultimate recovery of the Trust’s 8.20 MMBOE, with the natural gas reserves increase of 3.3 Bcf generally offsetting the 594 MBbl decrease in oil reserves.

WHITING USA TRUST I

NOTES TO MODIFIED CASH BASIS FINANCIAL STATEMENTS — (Continued)

The standardized measure of discounted future net cash flows relating to proved oil and gas reserves and the changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves were prepared in accordance with the provisions of FASB ASC topic Extractive Activities — Oil and Gas. Future cash inflows as of December 31, 2010 and 2009 were computed by applying average fiscal-year prices (calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period ended December 31, 2010 and 2009) to estimated future production. Future cash inflows as of December 31, 2008, however, were computed by applying prices at year end to estimated future production. Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and natural gas reserves at year end, based on year-end costs and assuming the continuation of existing economic conditions.

The standardized measure of discounted future net cash flows relating to proved oil and gas reserves attributable to the Trust is as follows (dollars in thousands):

	December 31,
	2010	2009	2008

Future cash inflows	$227,682	$220,502	$227,803
Future production costs	(98,372)	(118,476)	(127,731)
Future development costs	—	—	—

Future net cash flows	129,310	102,026	100,072
10% annual discount for estimated timing of cash flows	(23,603)	(24,475)	(29,525)

Standardized measure of discounted future net cash flows(1)	$105,707	$77,551	$70,547

(1)	No provision for federal or state income taxes has been provided because taxable income is passed through to the unitholders of the Trust.

WHITING USA TRUST I

NOTES TO MODIFIED CASH BASIS FINANCIAL STATEMENTS — (Continued)

The changes in standardized measure of discounted future net cash flows relating to proved oil and gas reserves attributable to the Trust are as follows (dollars in thousands):

	December 31,
	2010	2009	2008

Beginning of year	$77,551	$70,547	$249,763
Sale of oil and gas produced, net of production costs	(34,352)	(22,664)	(68,220)
Sale of minerals in place	3	(17)	—
Net changes in prices and production costs	52,759	23,120	(136,572)
Extensions and discoveries less related costs	1,164	188	1,125
Changes in estimated future development costs, net	—	—	—
Revisions of previous quantity estimates	827	(678)	(525)
Accretion of discount	7,755	7,055	24,976

End of year	$105,707	$77,551	$70,547

Future cash inflows included in the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves incorporate weighted average sales prices (inclusive of adjustments for quality and location) in effect at December 31, 2010, 2009 and 2008 as follows:

	2010	2009	2008

Oil (per Bbl)	$68.77	$51.58	$36.27
Gas (per Mcf)	$4.17	$3.15	$4.96

WHITING USA TRUST I

NOTES TO MODIFIED CASH BASIS FINANCIAL STATEMENTS — (Continued)

10.	Selected Quarterly Financial Data (Unaudited)

	Three Months Ended(1)
Year Ended December 31, 2010	March 31	June 30	September 30	December 31	Total

Income from net profits interest	$9,466	$10,023	$10,551	$8,402	$38,442
Distributable income	$9,194	$9,718	$10,264	$8,246	$37,422
Distributions per unit	$0.663181	$0.700986	$0.740332	$0.594796	$2.699295

Year ended December 31, 2009

Income from net profits interest	$11,148	$9,683	$8,732	$8,784	$38,348
Distributable income	$10,915	$9,364	$8,397	$8,441	$37,117
Distributions per unit	$0.787316	$0.675401	$0.605667	$0.608855	$2.677239

(1)	Dollars in thousands, except for distributions per unit.

******

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Changes in Internal Control over Financial Reporting.  During the quarter ended December 31, 2010, there has been no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Whiting.

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

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities and Exchange Act of 1934, as amended. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control — Integrated Framework, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2010.

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

March 15, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustee and Unit Holders of
Whiting USA Trust I
c/o The Bank of New York Mellon Trust Company, N.A., Trustee
Austin, Texas

We have audited the internal control over financial reporting of Whiting USA Trust I (the “Trust”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Trustee is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Trustee’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

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

A trust’s internal control over financial reporting is a process designed by, or under the supervision of, the trust’s trustee, and effected by the trustee and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the comprehensive basis of accounting described in Note 2 to the financial statements. A trust’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with the comprehensive basis of accounting described in Note 2 of the financial statements, and that receipts and expenditures of the trust are being made only in accordance with authorization of the Trustee; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the trust’s assets that could have a material effect on the financial statements.

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

In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2010 of the Trust and our report dated March 15, 2011 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Trust’s basis of accounting.

DELOITTE & TOUCHE LLP

Austin, Texas
March 15, 2011

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act of 1934 requires the holders of more than 10 percent of the Trust units to file with the SEC reports regarding their ownership and changes in ownership of the Trust units. The Trustee is not aware of any 10 percent unitholder having failed to comply with all Section 16(a) filing requirements in 2010.

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

During the year ended December 31, 2010 the Trustee received administrative fees from the Trust in the amount of $160,000. The Trust does not have any executive officers, directors or employees. Because the Trust does not have a board of directors, it does not have a compensation committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

(a) Security Ownership of Certain Beneficial Owners.

Based on filings with the SEC, the Trustee is not aware of any holders of 5% or more of the units except as set forth below. The following information has been obtained from filings with the SEC on Schedule 13G.

	Trust Units
	Beneficially	Percent of
Beneficial Owner	Owned	Class

Whiting Petroleum Corporation	2,186,389	15.8%
1700 Broadway, Suite 2300
Denver, CO 80290-2300

(b)  Security Ownership of Management.

Not applicable.

(c) Changes in Control.

The registrant knows of no arrangement, including any pledge by any person of securities of the registrant or any of its parents, the operation of which may at a subsequent date result in a change of control of the registrant.

Item 13.	Certain Relationships, Related Transactions and Director Independence.

Letter of Credit

On February 8, 2011, Whiting established a $1.0 million letter of credit for the Trustee in order to provide a mechanism for the Trustee to pay the operating expenses of the Trust in the unlikely event that Whiting should fail to fund the Trust in the future. This letter of credit will not be used to fund NPI distributions to unitholders.

Capital Expenditures

During the year ended December 31, 2010, Whiting incurred $1.0 million of capital expenditures on the underlying properties, which are costs net to Whiting’s interest in the wells, related to the drilling and completing of oil and gas wells, capital workovers, facility upgrades and well recompletions performed to secure production from new horizons. These expenditures may have the effect of ultimately increasing current and future period NPI net proceeds and thereby benefiting the Trust unitholders by accelerating their return on investment. Pursuant to the terms of the conveyance agreement, however, Whiting did not deduct, nor will it deduct in the future, such capital expenditures from the NPI gross proceeds or related distributions to the Trust.

Operating Overhead

Pursuant to the terms of the applicable operating agreements, Whiting deducts from the gross proceeds an overhead fee to operate those underlying properties for which Whiting has been designated as the operator. Additionally, for those underlying properties for which Whiting is the operator but for which there is no operating agreement, Whiting deducts from the gross proceeds an overhead fee calculated in the same manner Whiting allocates overhead to other similarly owned properties, as is customary in the oil and gas industry. The operating overhead activities include various engineering, legal, and administrative functions. For the year ended December 31, 2010, the Trust’s portion of the monthly charge totaled $1.8 million and averaged $415 per month per active operated well. The fee is adjusted annually pursuant to COPAS guidelines and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers.

Administrative Services

Under the terms of the administrative services agreement, the Trust pays a quarterly administration fee of $50,000 to Whiting 60 days following the end of each calendar quarter. General and administrative expenses in the Trust’s statements of distributable income for the year ended December 31, 2010 include $200,000 for quarterly administrative fees paid to Whiting.

The administrative services agreement will expire upon the termination of the net profits interest unless earlier terminated by mutual agreement of the Trustee and Whiting.

Trustee Administration Fee

Under the terms of the Trust agreement, the Trust pays an annual administrative fee to the Trustee of $160,000, paid in four quarterly installments of $40,000 each and is billed in arrears. General and administrative expenses in the Trust’s statements of distributable income for the year ended December 31, 2010 include $160,000 for quarterly administrative fees paid to the Trustee.

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

The Trust does not have an audit committee. Any pre-approval and approval of all services performed by the principal auditor or any other professional service firms and related fees are granted by the Trustee. The Trustee has appointed Deloitte & Touche, LLP, the member firm of Deloitte & Touche Tohmatsu, and their respective affiliates (collectively “Deloitte”) as the independent registered public accounting firm to audit the Trust’s financial statements for the fiscal year ended December 31, 2010. During fiscal 2010 and 2009, Deloitte served as the Trust’s independent registered public accounting firm.

The following table presents the aggregate fees billed to the Trust for the fiscal years ended December 31, 2010 and 2009 by Deloitte (dollars in thousands):

	2010	2009

Audit fees(1)	$190	$190
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total fees	$190	$190

(1)	Fees for audit services in 2010 and 2009 consisted of the audit of the Trust’s annual financial statements and reviews of the Trust’s quarterly financial statements.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following financial statements are set forth under “Financial Statements and Supplementary Data” in Item 8 of this Annual Report on Form 10-K on the pages indicated:

(a)(2) Schedules

Schedules have been omitted because they are not required, not applicable or the information required has been included elsewhere herein.

(a)(3) Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHITING USA TRUST I

By	THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A.

By:	/s/ MIKE ULRICH
Mike Ulrich
Vice President

March 15, 2011

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
January 10, 2011

Whiting USA Trust I
1700 Broadway, Suite 2300
Denver, Colorado 80290-2300

Re:	Evaluation Summary — SEC Price Whiting USA Trust I Interests Proved Producing Reserves Certain Properties Located in Various States As of December 31, 2010

Pursuant to the Guidelines of the Securities and
Exchange Commission for Reporting Corporate
Reserves and Future Net Revenue

Whiting USA Trust I
January 10, 2011

Gentlemen:

As requested, we are submitting our estimates of proved producing reserves and forecasts of economics attributable to the underlying properties, from which a net profits interest has been formed and conveyed by Whiting Petroleum Corporation to the Whiting USA Trust I. These certain oil and gas properties are located in North Dakota, Texas, Oklahoma, Arkansas, Montana, Wyoming, Michigan, New Mexico, Alabama, Louisiana, Colorado, Kansas, Utah and Mississippi. Also included in the table below are the proved reserves attributable to the same underlying properties estimated to be produced by November 30, 2015, which is the estimated date of termination for Whiting USA Trust I. This report, completed January 10, 2011 covers 100% of the proved producing reserves estimated for Whiting USA Trust I. This report includes results for an SEC pricing scenario. The results of this evaluation are presented in the accompanying tabulations, with a composite summary presented below:

		Proved Developed Producing
		Underlying	Underlying Properties
		Properties	Reserves Estimated to be Produced
Net Reserves		Full Economic Life	By November 30, 2015

Oil	- Mbbl	8,100.5	2,793.8
Gas	- MMcf	24,254.9	10,607.4
NGL	- Mbbl	423.0	241.6
Equivalent*	- Mbbl	12,566.0	4,803.3
Revenue
Oil	- M$	576,037.3	198,612.8
Gas	- M$	98,472.9	44,234.3
NGL	- M$	17,970.8	10,132.7
Severance Taxes	- M$	51,486.9	19,375.6
Ad Valorem Taxes	- M$	8,685.9	3,295.2
Operating Expenses	- M$	310,287.3	86,631.2
Investments	- M$	0.0	0.0
Net Operating Income	- M$	322,020.8	143,677.7
Discounted @ 10%	- M$	180,645.3	117,452.2

*	Calculated based on an energy equivalent that one bbl of crude oil equals six Mcf of natural gas and one Bbl of crude oil equals one Bbl of natural gas liquids.

The discounted cash flow value shown in the previous table should not be construed to represent an estimate of the fair market value by Cawley, Gillespie & Associates, Inc.

Whiting USA Trust I
January 10, 2011

Hydrocarbon Pricing

As requested for the SEC scenario, initial WTI spot oil and Henry Hub Gas Daily prices of $79.43 per bbl and $4.38 per MMBtu, respectively, were adjusted individually to WTI posted pricing at $76.16 per bbl and Houston Ship Channel pricing at $4.30 per MMBtu, as of December 31, 2010. Prices were not escalated in the SEC scenario. Oil price differentials, gas price differentials and heating values were applied as furnished by your office.

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
January 10, 2011

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

INDEX TO EXHIBITS

Exhibit
Number		Description

3.1	—	Certificate of Trust of Whiting USA Trust I (Incorporated herein by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (Registration No. 333-147543))
3.2	—	Amended and Restated Trust Agreement, dated April 30, 2008, among Whiting Oil and Gas Corporation, Equity Oil Company (subsequently merged into Whiting Oil and Gas Corporation), The Bank of New York Mellon Trust Company, N.A. (formerly known as (f/k/a) The Bank of New York Trust Co., N.A.) as Trustee and Wilmington Trust Company as Delaware Trustee. (Incorporated herein by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed on April 30, 2008 (File No. 001-34026))
10.1	—	Conveyance of Net Profits Interest, dated April 30, 2008, from Whiting Oil and Gas Corporation and Equity Oil Company (subsequently merged into Whiting Oil and Gas Corporation) to The Bank of New York Mellon Trust Company, N.A. (f/k/a The Bank of New York Trust Co., N.A.) as Trustee of Whiting USA Trust I. (Incorporated herein by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on April 30, 2008 (File No. 001-34026))
10.2	—	Administrative Services Agreement, dated April 30, 2008, by and between Whiting Oil and Gas Corporation and The Bank of New York Mellon Trust Company, N.A. (f/k/a The Bank of New York Trust Co., N.A.) as Trustee of Whiting USA Trust I. (Incorporated herein by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed on April 30, 2008 (File No. 001-34026))
10.3	—	Registration Rights Agreement, dated April 30, 2008, by and between Whiting Petroleum Corporation and The Bank of New York Mellon Trust Company, N.A. (f/k/a The Bank of New York Trust Co., N.A.) as Trustee of Whiting USA Trust I. (Incorporated herein by reference to Exhibit 10.3 to the Trust’s Current Report on Form 8-K filed on April 30, 2008 (File No. 001-34026))
31*	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99*	—	Report of Cawley, Gillespie & Associates, Inc., Independent Petroleum Engineers

*	Filed Herewith