Form 10-Q
period 2011-03-31
WHITING USA TRUST I
filed 2011-05-10
CIK 1417003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑
As of May 6, 2011, 13,863,889 Units of Beneficial Interest in Whiting USA Trust I were outstanding.

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
     FASB ASC — The Financial Accounting Standards Board Accounting Standards Codification.
     Field — An area consisting of either a single reservoir, or multiple reservoirs, all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.
     GAAP — Generally accepted accounting principles in the United States.
     Gross Acres or Gross Wells — The total acres or wells, as the case may be, in which a working interest is owned.
     MBbl — One thousand barrels of crude oil or other liquid hydrocarbons.
     MBOE — One thousand BOE.
     Mcf — One thousand standard cubic feet of natural gas.
     MMBOE — One million BOE.
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
     Recompletion — An operation whereby a completion in one zone is abandoned in order to attempt a completion in a different zone within the existing wellbore.
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

     SEC — The United States Securities and Exchange Commission.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
WHITING USA TRUST I
Statements of Assets, Liabilities and Trust Corpus (Unaudited)
(In thousands, except unit data)

	March 31,	December 31,
	2011	2010
ASSETS
Cash and short-term investments	$196	$145
Investment in net profits interest, net	58,260	61,999

Total assets	$58,456	$62,144

LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses	$196	$145
Trust corpus (13,863,889 Trust units issued and outstanding)	58,260	61,999

Total liabilities and Trust corpus	$58,456	$62,144

Statements of Distributable Income (Unaudited)
(In thousands, except distributable income per unit data)

	Three Months Ended March 31,
	2011	2010
Income from net profits interest	$9,567	$9,466
General and administrative expenses	(199)	(284)
Cash reserves withheld for current Trust expenses	(51)	84
State income tax withholding	(58)	(71)

Distributable income	$9,259	$9,195

Distributable income per unit	$0.667847	$0.663181

Statements of Changes in Trust Corpus (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2011	2010
Trust corpus, beginning of period	$61,999	$79,346
Distributable income	9,259	9,195
Distributions to unitholders	(9,259)	(9,195)
Amortization of investment in net profits interest	(3,739)	(4,153)

Trust corpus, end of period	$58,260	$75,193

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
The Trust was created to acquire and hold a term net profits interest (“NPI”) for the benefit of the Trust unitholders pursuant to a conveyance to the Trust from Whiting Oil and Gas. The term NPI is an interest in underlying oil and natural gas properties located in the Rocky Mountains, Mid-Continent, Permian Basin and Gulf Coast regions (the “underlying properties”). The NPI is the only asset of the Trust, other than cash held for Trust expenses. As of December 31, 2010, these oil and gas properties include interests in 3,077 gross (373.1 net) producing oil and gas wells.
The NPI is passive in nature, and the Trustee has no management control over and no responsibility relating to the operation of the underlying properties. The NPI entitles the Trust to receive 90% of the net proceeds from the sale of production from the underlying properties. The NPI will terminate when 9.11 MMBOE have been produced and sold from the underlying properties (which amount is the equivalent of 8.20 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the NPI), and the Trust will soon thereafter wind up its affairs and terminate. These reserve quantities are projected to be produced by November 30, 2015, based on the reserve report for the underlying properties as of December 31, 2010.
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
Initial Issuance of Trust Units and Net Profits Interest Conveyance — In April 2008, the registration statement on Form S-1/S-3 (Registration No. 333-147543) filed by Whiting and the Trust in connection with the initial public offering of the Trust units was declared effective by the SEC. Subsequently, the Trust issued 13,863,889 Trust units to Whiting in exchange for the conveyance of the term NPI from Whiting Oil and Gas, as discussed above. Immediately thereafter, Whiting completed an initial public offering of units of beneficial interest in the Trust, selling 11,677,500 Trust units to the public. Whiting retained, and has continued to retain, an ownership in 2,186,389 Trust units, or 15.8% of the total Trust units issued and outstanding.
2. BASIS OF ACCOUNTING
Interim Financial Statements — The accompanying unaudited financial information has been prepared by the Trustee in accordance with the instructions to Form 10-Q. The accompanying financial information is prepared on a comprehensive basis of accounting other than GAAP. The Trustee believes that the information furnished reflects all adjustments (consisting of normal and recurring adjustments) which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The Trust’s 2010 Annual Report on Form 10-K includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.
Term Net Profits Interest — The Trust uses the modified cash basis of accounting to report Trust receipts from the term NPI and payments of expenses incurred. The actual cash distributions from Whiting to the Trust are made based on the terms of the conveyance that created the Trust’s NPI. The term NPI entitles the Trust to receive revenues (oil, gas and natural gas liquid sales) less expenses (the amount by which all royalties, lease operating expenses including well workover costs, production and property taxes, payments made by Whiting to the hedge counterparty upon settlements of hedge contracts, maintenance expenses, post-production costs including plugging and abandonment, and producing overhead, exceed hedge payments received by Whiting under hedge contracts and other non-production revenue) of the underlying properties multiplied by 90% (term NPI percentage). Actual cash receipts may vary due to timing delays of cash receipts from the property operators or purchasers and due to wellhead and pipeline volume balancing agreements or practices.
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
Recent Accounting Pronouncements — There were no accounting pronouncements issued during the three months ended March 31, 2011 applicable to the Trust or its financial statements.
3. INVESTMENT IN NET PROFITS INTEREST
Whiting Oil and Gas conveyed the NPI to the Trust in exchange for 13,863,889 Trust units. The investment in net profits interest was recorded at the historical cost of Whiting on April 30, 2008, the date of conveyance, and was determined to be $123.6 million, of which $111.2 million (90% of the NPI) was attributed to the Trust. As of March 31, 2011 and December 31, 2010, accumulated amortization of the investment in net profits interest was $53.0 million and $49.2 million, respectively.
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
6. RELATED PARTY TRANSACTIONS
Capital Expenditures — During the three months ended March 31, 2011, Whiting incurred $1.3 million of capital expenditures on the underlying properties, which are the costs net to Whiting’s interest in the wells, related to the drilling and completing of oil and gas wells, capital workovers, facility upgrades and well recompletions performed to secure production from new horizons. These expenditures may have the effect of ultimately increasing current and future period NPI net proceeds and thereby benefiting the Trust unitholders by accelerating their return on investment. Pursuant to the terms of the conveyance agreement, however, Whiting did not deduct, nor will it deduct in the future, such capital expenditures from the NPI gross proceeds or related distributions to the Trust. The Trust cannot provide any assurance that this will continue to occur or that future capital expenditures will be consistent with historical levels.
Operating Overhead — Pursuant to the terms of the applicable joint operating agreements, Whiting deducts from the gross proceeds an overhead fee to operate those underlying properties for which Whiting has been designated as the operator. Additionally, with respect to those underlying properties for which Whiting is the operator but where there is no operating agreement in place, Whiting deducts from the gross proceeds an overhead fee calculated in the same manner Whiting allocates overhead to other similarly owned properties, which is customary practice in the oil and gas industry. Operating overhead activities include various engineering, legal, and administrative functions. The fee is adjusted annually pursuant to COPAS guidelines and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers. For the distribution made during the three months ended March 31, 2011, the Trust’s portion of the monthly charge totaled $432,430, and averaged $411 per month per active operated well. For the distribution made during the three months ended March 31, 2010, the Trust’s portion of the monthly charge totaled $439,990, and averaged $409 per month per active operated well.
Administrative Services Fee — Under the terms of the administrative services agreement, the Trust pays a quarterly administration fee of $50,000 to Whiting 60 days following the end of each calendar quarter. General and administrative expenses in the Trust’s statements of distributable income for the three months ended March 31, 2011 and 2010 each include $50,000 for quarterly administrative fees paid to Whiting.
Trustee Administrative Fee — Under the terms of the Trust agreement, the Trust pays an annual administrative fee to the Trustee of $160,000, paid in four quarterly installments of $40,000 each and is billed in arrears. General and administrative expenses in the Trust’s statements of distributable income for the three months ended March 31, 2011 and 2010 each include $40,000 for quarterly administrative fees paid to the Trustee.
Letter of Credit — On February 8, 2011, Whiting established a $1.0 million letter of credit for the Trustee in order to provide a mechanism for the Trustee to pay the operating expenses of the Trust in the unlikely event that Whiting should fail to fund the Trust in the future. This letter of credit will not be used to fund NPI distributions to unitholders.

7. SUBSEQUENT EVENTS
On May 5, 2011, the Trustee announced the Trust distribution of net profits for the first quarterly payment period in 2011. Unitholders of record on May 20, 2011 are expected to receive a distribution amounting to $10.1 million or $0.728739 per Trust unit, which is payable on or before May 31, 2011. This distribution is expected to consist of net cash proceeds of $10.3 million paid by Whiting to the Trust, which is inclusive of cash receipts totaling $1.2 million (90% of $1.3 million) for commodity derivative contracts settled from January through March 2011, less a provision of $150,000 for estimated Trust expenses and $59,421 for Montana state income tax withholdings.

Item 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.
References to the “Trust” in this document refer to Whiting USA Trust I. References to “Whiting” in this document refer to Whiting Petroleum Corporation and its subsidiaries. References to “Whiting Oil and Gas” in this document refer to Whiting Oil and Gas Corporation, a 100%-owned subsidiary of Whiting Petroleum Corporation and the successor to Equity Oil Company. Equity Oil Company was merged into Whiting Oil and Gas Corporation effective September 30, 2009. The merger did not have an effect on the Trust.
The following review of the Trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto, as well as the Trustee’s discussion and analysis contained in the Trust’s 2010 Annual Report on Form 10-K. The Trust’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available on the SEC’s website www.sec.gov.
Note Regarding Forward-Looking Statements
This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including without limitation the statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. No assurance can be given that such expectations will prove to have been correct. When used in this document, the words “believes,” “expects,” “anticipates,” “projects,” “intends” or similar expressions are intended to identify such forward-looking statements. The following important factors, in addition to those discussed elsewhere in this Form 10-Q, could affect the future results of the energy industry in general, and Whiting and the Trust in particular, and could cause actual results to differ materially from those expressed in such forward-looking statements:
•	the effect of changes in commodity prices and conditions in the capital markets;

•	the effects of global credit, financial and economic issues;

•	uncertainty of estimates of oil and natural gas reserves and production;

•	risks incident to the operation of oil and natural gas wells;

•	future production costs;

•	the inability to access oil and natural gas markets due to market conditions or operational impediments;

•	failure of the underlying properties to yield oil or natural gas in commercially viable quantities;

•	the effect of existing and future laws and regulatory actions;

•	competition from others in the energy industry;

•	risks arising out of the hedge contracts;

•	inflation or deflation; and

•	other risks described under the caption “Risk Factors” in the Trust’s 2010 Annual Report on Form 10-K.
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

Oil and gas prices historically have been volatile and may fluctuate widely in the future. The following table highlights these price trends by listing quarterly average NYMEX crude oil and natural gas prices for the periods indicated through December 31, 2010 (as the February 2011 NPI distribution is affected only by October 2010 through December 2010 oil prices and by September 2010 through November 2010 natural gas prices):

	2009				2010
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Crude Oil	$43.21	$59.62	$68.29	$76.17	$78.79	$77.99	$76.21	$85.18
Natural Gas	$4.92	$3.50	$3.40	$4.16	$5.30	$4.09	$4.39	$3.81
Lower oil and gas prices on production from the underlying properties could cause the following: (i) a reduction in the amount of net proceeds to which the Trust is entitled; (ii) a reduction in the amount of oil, natural gas and natural gas liquids that is economic to produce from the underlying properties; and (iii) an extension of the length of time required to produce 9.11 MMBOE (8.20 MMBOE at the 90% NPI) due to some wells thereby reaching their economic limits sooner. Alternatively, higher oil and natural gas prices may potentially result in the following: (i) an increase in the amount of oil, natural gas and natural gas liquids that is economic to produce from the underlying properties; (ii) a shortening of the length of time required to produce 9.11 MMBOE (8.20 MMBOE at the 90% NPI); (iii) a decrease in the Trust’s cash settlement gains on commodity derivatives; and (iv) cash settlement losses on commodity derivatives.
Results of Trust Operations
Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
The following is a summary of income from net profits interest received by the Trust for the three months ended March 31, 2011 and 2010, consisting of the February distribution for each respective year (dollars in thousands, except per Bbl, per Mcf, and per BOE amounts):

	Three Months Ended March 31,
	2011		2010
Sales Volumes:
Oil from underlying properties (MBbls)	197	(a)	202	(b)
Natural gas from underlying properties (MMcf)	770	(a)	885	(b)

Total production (MBOE)	325		349
Average Sales Prices:
Oil (per Bbl)	$70.69		$64.40
Effect of oil hedges on average price (per Bbl)	—		0.36

Oil net of hedging (per Bbl)	$70.69		$64.76

Natural gas (per Mcf)	$3.66		$3.52
Effect of natural gas hedges on average price (per Mcf)	2.03		1.67

Natural gas net of hedging (per Mcf)	$5.69		$5.19
Costs (per BOE):
Lease operating expenses	$19.82		$17.06
Production taxes	$3.82		$3.36
Revenues:
Oil sales	$13,942	(a)	$12,984	(b)
Natural gas sales	2,819	(a)	3,112	(b)

Total revenues	$16,761		$16,096
Costs:
Lease operating expenses	$6,451		$5,957
Production taxes	1,242		1,175
Cash settlement gains received on commodity derivatives	(1,562)		(1,553)

Total costs	$6,131		$5,579

Net proceeds	$10,630		$10,517

Net profits percentage	90%		90%

Income from net profits interest	$9,567		$9,466

(a)
Oil and gas sales volumes and related revenues for the quarter ended March 31, 2011 (consisting of Whiting’s February 2011 NPI distribution to the Trust) generally represent crude oil production from October 2010 through December 2010 and natural gas production from September 2010 through November 2010.

(b)
Oil and gas sales volumes and related revenues for the quarter ended March 31, 2010 (consisting of Whiting’s February 2010 NPI distribution to the Trust) generally represent crude oil production from October 2009 through December 2009 and natural gas production from September 2009 through November 2009.

Income from Net Profits Interest. Income from net profits interest is recorded on a cash basis when NPI proceeds are received by the Trust from Whiting. NPI proceeds that Whiting remits to the Trust are based on the oil and gas production Whiting has received payment for within one month following the end of the most recent fiscal quarter. Whiting receives payment for its crude oil sales generally within 30 days following the month in which it is produced, and Whiting receives payment for its natural gas sales generally within 60 days following the month in which it is produced. Income from net profits interest is generally a function of oil and gas revenues, lease operating expenses, production taxes, and cash settlements on commodity derivatives, described as follows:
Revenues. Oil and natural gas revenues increased $0.7 million or 4% for the three months ended March 31, 2011 as compared to the same period in 2010. Revenues are a function of oil and natural gas sales prices and volumes sold. The increase in revenues between periods was due to higher market prices for oil and natural gas during the first three months of 2011, which effect was partially offset by lower oil and natural gas sales volumes between periods. The average price for oil before the effects of hedging increased 10%, while the average price for natural gas before the effects of hedging increased 4%. Oil sales volumes decreased 2% or 5 MBbls, and gas sales volumes decreased 13% or 115 MMcf in the first three months of 2011 as compared to the same period in 2010. Both of these volume decreases were primarily due to normal field production decline.
Lease Operating Expenses. Lease operating expenses increased $0.5 million or 8% from the first three months of 2010 to the first three months of 2011, and lease operating expenses on a BOE basis increased 16% from $17.06 during the first three months of 2010 to $19.82 during the same period in 2011. This increase in lease operating expense during the first three months of 2011 was primarily due to a higher level of plug and abandonment charges, a higher amount of operating costs charged to wells that are not operated by Whiting and an increase in workover activity between periods.
Production Taxes. Production taxes are generally calculated as a percentage of oil and natural gas revenues before the effects of hedging. Tax credits and exemptions allowed in the various taxing jurisdictions are generally utilized to their potential. Production taxes for the three months ended March 31, 2011 increased $0.1 million or 6% compared to the same period in 2010 primarily due to higher oil and natural gas revenues between periods. Production taxes as a percentage of oil and gas revenues before the effects of hedging remained relatively constant for the first three months of 2011 and 2010 at 7.4% and 7.3%, respectively.
Cash Settlements on Commodity Derivatives. In connection with Whiting’s conveyance of the net profits interest to the Trust, Whiting entered into certain costless collar hedge contracts in order to reduce the Trust’s exposure to commodity price volatility. If current market prices are lower than a collar’s price floor when the cash settlement amount is calculated, Whiting receives cash proceeds from the contract counterparty. Conversely, if current market prices are higher than a collar’s price ceiling when the cash settlement amount is calculated, Whiting is required to pay the contract counterparty. Cash settlements relating to these hedges resulted in a gain of $1.6 million for the three months ended March 31, 2011, which had the effect of increasing the average price of natural gas by $2.03 per Mcf. Cash settlements relating to these hedges also resulted in a gain of $1.6 million for the three months ended March 31, 2010, which had the effect of increasing average prices by $0.36 per Bbl of oil and $1.67 per Mcf of natural gas.
Distributable Income. For the three months ended March 31, 2011, the Trust’s distributable income was $9.3 million and was based on income from net profits interest of $9.6 million less Trust general and administrative costs and cash withheld of $250,000 and Montana state income tax withholdings of $57,719. This compares to distributable income of $9.2 million for the first three months of 2010 which was based on income from net profits interest of $9.5 million less $200,000 for Trust expenses and $71,337 in Montana state income tax withholdings.

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
Income to the Trust from the NPI is based on the calculation and definitions of “gross proceeds” and “net proceeds” contained in the conveyance agreement, which is listed as an exhibit to this report, and reference is hereby made to such conveyance agreement for the actual definitions of “gross proceeds” and “net proceeds”.
Although capital expenditures for the testing, drilling, completion, equipping, plugging back or recompletion of any well that is a part of the underlying properties cannot be deducted from gross proceeds pursuant to the terms of the conveyance agreement, Whiting incurred capital expenditures of $1.3 million on the underlying properties during the three months ended March 31, 2011. Accordingly, these expenditures were not deducted from gross proceeds or the distribution in the first three months of 2011 but may have the ultimate effect of accelerating the receipt of NPI net proceeds and thereby benefiting Trust unitholders by accelerating their return on investment. The Trust cannot provide any assurance that this will continue to occur or that future capital expenditures will be consistent with historical levels.
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
Future Trust Distributions to Unitholders
On May 5, 2011, the Trustee announced the Trust distribution of net profits for the first quarterly payment period in 2011. Unitholders of record on May 20, 2011 are expected to receive a distribution amounting to $10.1 million or $0.728739 per Trust unit, which is payable on or before May 31, 2011. This distribution is expected to consist of net cash proceeds of $10.3 million paid by Whiting to the Trust, which is inclusive of cash receipts totaling $1.2 million (90% of $1.3 million) for commodity derivative contracts settled from January through March 2011, less a provision of $150,000 for estimated Trust expenses and $59,421 for Montana state income tax withholdings.
New Accounting Pronouncements
There were no accounting pronouncements issued during the three months ended March 31, 2011 applicable to the Trust or its financial statements.
Critical Accounting Policies and Estimates
A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2010. There have been no significant changes to the critical accounting policies during the three months ended March 31, 2011.
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
The collared hedges shown above have the effect of providing a protective floor while allowing Trust unitholders to share in upward price movements. Consequently, while these hedges are designed to decrease exposure to price decreases, they also have the effect of limiting the benefit of price increases beyond the ceiling. For the crude oil contracts listed above, a hypothetical $10.00 change in the NYMEX price above the ceiling price or below the floor price applied to the notional amounts would cause an aggregate change in the cash settlement payments (gains received) on all oil commodity derivatives of $7.9 million to Whiting, of which 90% would be transferred to the Trust. For the natural gas contracts listed above, a hypothetical $1.00 change in the NYMEX price above the ceiling price or below the floor price applied to the notional amounts would cause an aggregate change in the cash settlement payments (gains received) on all natural gas commodity derivatives of $2.9 million to Whiting, of which 90% would be transferred to the Trust. These hypothetical cash settlement payments (gains received) would be recognized as contracts expire in future periods through 2012.
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
Due to the contractual arrangements of (i) the Trust agreement and (ii) the conveyance of the NPI, the Trustee relies on (A) information provided by Whiting, including historical operating data, plans for future operating and capital expenditures, reserve information and information relating to projected production, and (B) conclusions and reports regarding reserves by the Trust’s independent reserve engineers. For a description of certain risks relating to these arrangements and risks relating to the Trustee’s reliance on information reported by Whiting and included in the Trust’s results of operations, see the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, Item 1A. Risk Factors “-The Trust and the Trust unitholders have no voting or managerial rights with respect to the underlying properties. As a result, neither the Trust nor the unitholders have any ability to influence the operation of the underlying properties”.
Changes in Internal Control over Financial Reporting. During the quarter ended March 31, 2011, there has been no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Whiting.

PART II-OTHER INFORMATION
Item 1A. Risk Factors.
Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. No material change to such risk factors has occurred during the three months ended March 31, 2011.
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

Date: May 10, 2011
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

EXHIBIT INDEX

Exhibit
Number		Description
3.1*	—	Certificate of Trust of Whiting USA Trust I [Incorporated herein by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (Registration No. 333-147543)]

3.2*	—
Amended and Restated Trust Agreement, dated April 30, 2008, among Whiting Oil and Gas Corporation, Equity Oil Company (subsequently merged into Whiting Oil and Gas Corporation), The Bank of New York Mellon Trust Company, N.A. (f/k/a The Bank of New York Trust Co., N.A.) as Trustee and Wilmington Trust Company as Delaware Trustee. [Incorporated herein by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed on April 30, 2008 (File No. 001-34026)]

10.1*	—
Conveyance of Net Profits Interest, dated April 30, 2008, from Whiting Oil and Gas Corporation and Equity Oil Company (subsequently merged into Whiting Oil and Gas Corporation), to The Bank of New York Mellon Trust Company, N.A. (f/k/a The Bank of New York Trust Co., N.A.) as Trustee of Whiting USA Trust I. [Incorporated herein by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on April 30, 2008 (File No. 001-34026)]

10.2*	—
Administrative Services Agreement, dated April 30, 2008, by and between Whiting Oil and Gas Corporation and The Bank of New York Mellon Trust Company, N.A. (f/k/a The Bank of New York Trust Co., N.A.) as Trustee of Whiting USA Trust I. [Incorporated herein by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed on April 30, 2008 (File No. 001-34026)]

10.3*	—
Registration Rights Agreement, dated April 30, 2008, by and between Whiting Petroleum Corporation and The Bank of New York Mellon Trust Company, N.A. (f/k/a The Bank of New York Trust Co., N.A.) as Trustee of Whiting USA Trust I. [Incorporated herein by reference to Exhibit 10.3 to the Trust’s Current Report on Form 8-K filed on April 30, 2008 (File No. 001-34026)]

31	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(* Asterisk indicates exhibit previously filed with the SEC and incorporated herein by reference.)