Form 10-Q
period 2011-06-30
WHITING USA TRUST I
filed 2011-08-05
CIK 1417003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 1, 2011, 13,863,889 Units of Beneficial Interest in Whiting USA Trust I were outstanding.

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

     SEC - The United States Securities and Exchange Commission.
     Working Interest - The interest in a crude oil and natural gas property (normally a leasehold interest) that gives the owner the right to drill, produce and conduct operations on the property and to share in production, subject to all royalties, overriding royalties and other burdens and to share in all costs of exploration, development and operations and all risks in connection therewith.
     Workover - Operations on a producing well to restore or increase production.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
WHITING USA TRUST I
Statements of Assets, Liabilities and Trust Corpus (Unaudited)
(In thousands, except unit data)

	June 30,	December 31,
	2011	2010
ASSETS
Cash and short-term investments	$156	$145
Investment in net profits interest, net	54,297	61,999

Total assets	$54,453	$62,144

LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses	$156	$145
Trust corpus (13,863,889 Trust units issued and outstanding)	54,297	61,999

Total liabilities and Trust corpus	$54,453	$62,144

Statements of Distributable Income (Unaudited)
(In thousands, except distributable income per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Income from net profits interest	$10,312	$10,023	$19,879	$19,489
General and administrative expenses	(190)	(222)	(389)	(506)
Cash reserves (withheld) used for current Trust expenses	40	(28)	(11)	56
State income tax withholding	(59)	(55)	(117)	(126)

Distributable income	$10,103	$9,718	$19,362	$18,913

Distributable income per unit	$0.728739	$0.700986	$1.396567	$1.364167

Statements of Changes in Trust Corpus (Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Trust corpus, beginning of period	$58,260	$75,193	$61,999	$79,346
Distributable income	10,103	9,718	19,362	18,913
Distributions to unitholders	(10,103)	(9,718)	(19,362)	(18,913)
Amortization of investment in net profits interest	(3,963)	(4,470)	(7,702)	(8,623)

Trust corpus, end of period	$54,297	$70,723	$54,297	$70,723

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
The Trust was created to acquire and hold a term net profits interest (“NPI”) for the benefit of the Trust unitholders pursuant to a conveyance to the Trust from Whiting Oil and Gas. The term NPI is an interest in underlying oil and natural gas properties located in the Rocky Mountains, Mid-Continent, Permian Basin and Gulf Coast regions (the “underlying properties”). The NPI is the only asset of the Trust, other than cash held for Trust expenses. As of December 31, 2010, these oil and gas properties included interests in 3,077 gross (373.1 net) producing oil and gas wells.
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
The Trustee can authorize the Trust to borrow money for the purpose of paying Trust administrative or incidental expenses that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from the Trustee, Whiting, or the Delaware Trustee as a lender, provided the terms of the loan are similar to the terms it would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. The Trustee may also deposit funds awaiting distribution in an account with itself and make other short-term investments with the funds distributed to the Trust.
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

f)	The Trust evaluates impairment of the investment in net profits interest by comparing the undiscounted cash flows expected to be realized from the investment in net profits interest to the NPI carrying value. If the expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the investment in net profits interest. The determination of whether the NPI is impaired requires judgment by the Trustee and is based on the best information available to the Trustee at the time of the evaluation. If market or oil and gas production conditions deteriorate, write-downs could be required in the future.
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
Recent Accounting Pronouncements — There were no accounting pronouncements issued during the six months ended June 30, 2011 applicable to the Trust or its financial statements.
3. INVESTMENT IN NET PROFITS INTEREST
Whiting Oil and Gas conveyed the NPI to the Trust in exchange for 13,863,889 Trust units. The investment in net profits interest was recorded at the historical cost of Whiting on April 30, 2008, the date of conveyance, and was determined to be $123.6 million, of which $111.2 million (90% of the NPI) was attributed to the Trust. As of June 30, 2011 and December 31, 2010, accumulated amortization of the investment in net profits interest was $56.9 million and $49.2 million, respectively.
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

For Montana state income tax purposes, Whiting must withhold from its NPI payments to the Trust, an amount equal to 6% of the net amount payable to the Trust from the sale of oil and gas in Montana. For North Dakota, Oklahoma, Arkansas, Michigan, New Mexico, Alabama, Louisiana, Colorado, Kansas, Utah and Mississippi, neither the Trust nor Whiting is withholding the income tax due such states on distributions made to an individual resident or nonresident Trust unitholder, as long as the Trust is taxed as a grantor trust under the Internal Revenue Code.
5. DISTRIBUTION TO UNITHOLDERS
Actual cash distributions to the Trust unitholders depend on the volumes of and prices received for oil, natural gas and natural gas liquids produced from the underlying properties, among other factors. Quarterly cash distributions during the term of the Trust are made by the Trustee generally no later than 60 days following the end of each quarter (or the next succeeding business day) to the Trust unitholders of record on the 50th day following the end of each quarter. Such amounts equal the excess, if any, of the cash received by the Trust during the quarter, over the expenses of the Trust paid during such quarter, subject to any adjustments for changes made by the Trustee during such quarter in cash reserves established for future expenses of the Trust.
6. RELATED PARTY TRANSACTIONS
Capital Expenditures — During the three and six months ended June 30, 2011, Whiting incurred $0.4 million and $1.7 million, respectively, of capital expenditures on the underlying properties, which are the costs net to Whiting’s interest in the wells, related to the drilling and completing of oil and gas wells, capital workovers, facility upgrades and well recompletions performed to secure production from new horizons. These expenditures may have the effect of ultimately increasing current and future period NPI net proceeds and thereby benefiting the Trust unitholders by accelerating their return on investment. Pursuant to the terms of the conveyance agreement, however, Whiting did not deduct, nor will it deduct in the future, such capital expenditures from the NPI gross proceeds or related distributions to the Trust. The Trust cannot provide any assurance that this will continue to occur or that future capital expenditures will be consistent with historical levels.
Operating Overhead — Pursuant to the terms of the applicable joint operating agreements, Whiting deducts from the gross proceeds an overhead fee to operate those underlying properties for which Whiting has been designated as the operator. Additionally, with respect to those underlying properties for which Whiting is the operator but where there is no operating agreement in place, Whiting deducts from the gross proceeds an overhead fee calculated in the same manner Whiting allocates overhead to other similarly owned properties, which is customary practice in the oil and gas industry. Operating overhead activities include various engineering, legal, and administrative functions. The fee is adjusted annually pursuant to COPAS guidelines and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers. The following table presents the Trust’s portion of these overhead charges for the distributions made during the three and six months ended June 30, 2011 and 2010 (in thousands, except per well data):

	Three Months Ended June30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total overhead charges (in thousands)	$413	$446	$845	$886
Overhead charge per month per active operated well	$392	$414	$401	$411
Administrative Services Fee — Under the terms of the administrative services agreement, the Trust pays a quarterly administration fee of $50,000 to Whiting 60 days following the end of each calendar quarter. General and administrative expenses in the Trust’s statements of distributable income for the three and six months ended June 30, 2011 include $50,000 for quarterly administrative fees paid to Whiting. General and administrative expenses for the three and six months ended June 30, 2010 include $50,000 and $100,000, respectively, for quarterly administrative fees paid to Whiting.
Trustee Administrative Fee — Under the terms of the Trust agreement, the Trust pays an annual administrative fee to the Trustee of $160,000, paid in four quarterly installments of $40,000 each and is billed in arrears. General and administrative expenses in the Trust’s statements of distributable income for the three and six month periods ending June 30, 2011 include $40,000 and $80,000, respectively, for quarterly administrative fees paid to the Trustee, and general and administrative expenses for the three and six month periods ending June 30, 2010 also include $40,000 and $80,000, respectively, for quarterly administrative fees paid to Trustee.
Letter of Credit — On February 8, 2011, Whiting established a $1.0 million letter of credit for the Trustee in order to provide a mechanism for the Trustee to pay the operating expenses of the Trust in the unlikely event that Whiting should fail to fund the Trust in the future. This letter of credit will not be used to fund NPI distributions to unitholders.

7. SUBSEQUENT EVENTS
On August 5, 2011, the Trustee announced the Trust distribution of net profits for the second quarterly payment period in 2011. Unitholders of record on August 19, 2011 are expected to receive a distribution amounting to $11.4 million or $0.824101 per Trust unit, which is payable on or before August 29, 2011. This distribution is expected to consist of net cash proceeds of $11.7 million paid by Whiting to the Trust, which is inclusive of cash receipts totaling $667,923 (90% of $742,137) for commodity derivative contracts settled from April through June 2011, less a provision of $175,000 for estimated Trust expenses and $83,766 for Montana state income tax withholdings.

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
Overview
The Trust does not conduct any operations or activities. The Trust’s purpose is, in general, to hold the NPI, to distribute to the Trust unitholders cash that the Trust receives in respect of the NPI and to perform certain administrative functions in respect of the NPI and the Trust units. The Trust derives substantially all of its income and cash flows from the NPI, which is in turn subject to commodity hedge contracts. The NPI entitles the Trust to receive 90% of the net proceeds from the sale of production from the underlying properties. The NPI will terminate when 9.11 MMBOE have been produced and sold from the underlying properties (which amount is the equivalent of 8.20 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the NPI), and the Trust will soon thereafter wind up its affairs and terminate. These reserve quantities are projected to be produced by November 30, 2015, based on the reserve report for the underlying properties as of December 31, 2010. As of June 30, 2011, on a cumulative accrual basis, 4.47 MMBOE of the Trust’s total 8.20 MMBOE have been produced and sold (of which proceeds from the sale of 267 MBOE will be distributed to the unitholders of record on August 19, 2011 in the Trust’s forthcoming August 29, 2011 distribution) and a cumulative 0.02 MMBOE have been divested.
Oil and gas prices historically have been volatile and may fluctuate widely in the future. The following table highlights these price trends by listing quarterly average NYMEX crude oil and natural gas prices for the periods indicated through March 31, 2011 (as the May 2011 NPI distribution is affected only by January 2011 through March 2011 oil prices and by December 2010 through February 2011 natural gas prices):

	2009				2010				2011
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1
Crude Oil	$43.21	$59.62	$68.29	$76.17	$78.79	$77.99	$76.21	$85.18	$94.25
Natural Gas	$4.92	$3.50	$3.40	$4.16	$5.30	$4.09	$4.39	$3.81	$4.10
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

Results of Trust Operations
Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010
The following is a summary of income from net profits interest received by the Trust for the six months ended June 30, 2011 and 2010, consisting of the February and May distributions for each respective year (dollars in thousands, except per Bbl, per Mcf, and per BOE amounts):

	Six Months Ended June 30,
	2011		2010
Sales volumes:
Oil from underlying properties (MBbls)	383	(a)	394	(b)
Natural gas from underlying properties (MMcf)	1,520	(a)	1,727	(b)

Total production (MBOE)	636		682
Average sales prices:
Oil (per Bbl)	$74.83		$66.22
Effect of oil hedges on average price (per Bbl)	—		0.19

Oil net of hedging (per Bbl)	$74.83		$66.41

Natural gas (per Mcf)	$3.91		$4.25
Effect of natural gas hedges on average price (per Mcf)	1.91		1.35

Natural gas net of hedging (per Mcf)	$5.82		$5.60
Costs (per BOE):
Lease operating expenses	$20.23		$17.27
Production taxes	$3.96		$3.52
Revenues:
Oil sales	$28,632	(a)	$26,084	(b)
Natural gas sales	5,944	(a)	7,336	(b)

Total revenues	$34,576		$33,420
Costs:
Lease operating expenses	$12,868		$11,771
Production taxes	2,521		2,398
Cash settlement gains received on commodity derivatives	(2,901)		(2,403)

Total costs	$12,488		$11,766

Net proceeds	$22,088		$21,654
Net profits percentage	90%		90%

Income from net profits interest	$19,879		$19,489

(a)	Oil and gas sales volumes and related revenues for the six months ended June 30, 2011 (consisting of Whiting’s February and May 2011 NPI distributions to the Trust) generally represent crude oil production from October 2010 through March 2011 and natural gas production from September 2010 through February 2011.

(b)	Oil and gas sales volumes and related revenues for the six months ended June 30, 2010 (consisting of Whiting’s February and May 2010 NPI distributions to the Trust) generally represent crude oil production from October 2009 through March 2010 and natural gas production from September 2009 through February 2010.
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
Revenues. Oil and natural gas revenues increased $1.2 million or 3% for the six months ended June 30, 2011 as compared to the same period in 2010. Revenues are a function of oil and natural gas sales prices and volumes sold. The increase in revenues between periods was due to a higher market price for oil during the first half of 2011, which effect was partially offset by a lower market price for natural gas and lower oil and natural gas sales volumes between periods. The average price for oil before the effects of hedging increased 13% between periods, while the average price for natural gas before the effects of hedging decreased 8%. Oil sales volumes decreased 3% or 11 MBbls, and gas sales volumes decreased 12% or 207 MMcf in the first six months of 2011 as compared to the same period in 2010. Both of these volume decreases were primarily due to normal field production decline.
Lease Operating Expenses. Lease operating expenses increased $1.1 million or 9% from the first six months of 2010 to the first six months of 2011, and lease operating expenses on a BOE basis increased 17% from $17.27 during the first six months of 2010 to $20.23 during the same period in 2011. This increase in lease operating expense during the first six months of 2011 was primarily due to an increase in workover activity between periods, a higher level of plug and abandonment charges and a higher amount of operating costs charged to wells that are not operated by Whiting.
Production Taxes. Production taxes are generally calculated as a percentage of oil and natural gas revenues before the effects of hedging. Tax credits and exemptions allowed in the various taxing jurisdictions are generally utilized to their potential. Production taxes as a percentage of oil and gas revenues before the effects of hedging remained relatively constant for the first six months of 2011 and 2010 at 7.3% and 7.2%, respectively.
Cash Settlements on Commodity Derivatives. In connection with Whiting’s conveyance of the net profits interest to the Trust, Whiting entered into certain costless collar hedge contracts in order to reduce the Trust’s exposure to commodity price volatility. If current market prices are lower than a collar’s price floor when the cash settlement amount is calculated, Whiting receives cash proceeds from the contract counterparty. Conversely, if current market prices are higher than a collar’s price ceiling when the cash settlement amount is calculated, Whiting is required to pay the contract counterparty. Cash settlements relating to these hedges resulted in a gain of $2.9 million for the six months ended June 30, 2011, which had the effect of increasing the average price of natural gas by $1.91 per Mcf. Cash settlements relating to these hedges resulted in a gain of $2.4 million for the six months ended June 30, 2010, which had the effect of increasing average prices by $0.19 per Bbl of oil and $1.35 per Mcf of natural gas.
Distributable Income. For the six months ended June 30, 2011, the Trust’s distributable income was $19.4 million and was based on income from net profits interest of $19.9 million less Trust general and administrative costs and cash withheld of $400,000 and Montana state income tax withholdings of $117,140. This compares to distributable income of $18.9 million for the first six months of 2010, which was based on income from net profits interest of $19.5 million less $450,000 for Trust expenses and $125,913 in Montana state income tax withholdings.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010
The following is a summary of income from net profits interest received by the Trust for the three months ended June 30, 2011 and 2010, consisting of the May distribution for each respective year (dollars in thousands, except per Bbl, per Mcf, and per BOE amounts):

	Three Months Ended June 30,
	2011		2010
Sales volumes:
Oil from underlying properties (MBbls)	185	(a)	192	(b)
Natural gas from underlying properties (MMcf)	751	(a)	842	(b)

Total production (MBOE)	310		333
Average sales prices:
Oil (per Bbl)	$79.25		$68.14
Effect of oil hedges on average price (per Bbl)	—		—

Oil net of hedging (per Bbl)	$79.25		$68.14

Natural gas (per Mcf)	$4.16		$5.02
Effect of natural gas hedges on average price (per Mcf)	1.79		1.01

Natural gas net of hedging (per Mcf)	$5.95		$6.03
Costs (per BOE):
Lease operating expenses	$20.67		$17.48
Production taxes	$4.12		$3.68
Revenues:
Oil sales	$14,690	(a)	$13,100	(b)
Natural gas sales	3,125	(a)	4,224	(b)

Total revenues	$17,815		$17,324
Costs:
Lease operating expenses	$6,417		$5,812
Production taxes	1,278		1,224
Cash settlement gains received on commodity derivatives	(1,339)		(849)

Total costs	$6,356		$6,187

Net proceeds	$11,459		$11,137
Net profits percentage	90%		90%

Income from net profits interest	$10,312		$10,023

(a)	Oil and gas sales volumes and related revenues for the quarter ended June 30, 2011 (consisting of Whiting’s May 2011 NPI distribution to the Trust) generally represent crude oil production from January 2011 through March 2011 and natural gas production from December 2010 through February 2011.

(b)	Oil and gas sales volumes and related revenues for the quarter ended June 30, 2010 (consisting of Whiting’s May 2010 NPI distribution to the Trust) generally represent crude oil production from January 2010 through March 2010 and natural gas production from December 2009 through February 2010.
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
Revenues. Oil and natural gas revenues increased $0.5 million or 3% for the three months ended June 30, 2011 as compared to the same period in 2010. Revenues are a function of oil and natural gas sales prices and volumes sold. The increase in revenues between periods was due to a higher market price for oil during the second quarter of 2011, which effect was partially offset by a lower market price for natural gas and lower oil and natural gas sales volumes between periods. The average price for oil before the effects of hedging increased 16%, while the average price for natural gas before the effects of hedging decreased 17%. Oil sales volumes decreased 4% or 7 MBbls between quarters, and gas sales volumes decreased 11% or 91 MMcf in the three months ended June 30, 2011 as compared to the same period in 2010. Both of these volume decreases were primarily due to normal field production decline.

Lease Operating Expenses. Lease operating expenses increased $0.6 million or 10% from the second quarter of 2010 to the second quarter of 2011, and lease operating expenses on a BOE basis increased 18% from $17.48 during the second quarter of 2010 to $20.67 during the same period in 2011. This increase in lease operating expense during the second quarter of 2011 was primarily due to an increase in labor costs on Whiting-operated properties, an increase in workover activity and a higher level of plug and abandonment charges between periods.
Production Taxes. Production taxes are generally calculated as a percentage of oil and natural gas revenues before the effects of hedging. Tax credits and exemptions allowed in the various taxing jurisdictions are generally utilized to their potential. Production taxes as a percentage of oil and gas revenues before the effects of hedging remained relatively constant for the second quarter of 2011 and 2010 at 7.2% and 7.1%, respectively.
Cash Settlements on Commodity Derivatives. In connection with Whiting’s conveyance of the net profits interest to the Trust, Whiting entered into certain costless collar hedge contracts in order to reduce the Trust’s exposure to commodity price volatility. If current market prices are lower than a collar’s price floor when the cash settlement amount is calculated, Whiting receives cash proceeds from the contract counterparty. Conversely, if current market prices are higher than a collar’s price ceiling when the cash settlement amount is calculated, Whiting is required to pay the contract counterparty. Cash settlements relating to these hedges resulted in a gain of $1.3 million for the three months ended June 30, 2011, which had the effect of increasing the average price of natural gas by $1.79 per Mcf. Cash settlements relating to these hedges resulted in a gain of $0.8 million for the three months ended June 30, 2010, which had the effect of increasing the average price of natural gas by $1.01 per Mcf.
Distributable Income. For the three months ended June 30, 2011, the Trust’s distributable income was $10.1 million and was based on income from net profits interest of $10.3 million less Trust general and administrative costs and cash withheld of $150,000 and Montana state income tax withholdings of $59,421. This compares to distributable income of $9.7 during the second quarter of 2010, which was based on income from net profits interest of $10.0 million less $250,000 for Trust expenses and $54,576 in Montana state income tax withholdings.
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
Although capital expenditures for the testing, drilling, completion, equipping, plugging back or recompletion of any well that is a part of the underlying properties cannot be deducted from gross proceeds pursuant to the terms of the conveyance agreement, Whiting incurred capital expenditures of $1.7 million on the underlying properties during the six months ended June 30, 2011. Accordingly, these expenditures were not deducted from gross proceeds or the distributions in the first half of 2011 but may have the ultimate effect of accelerating the receipt of NPI net proceeds and thereby benefiting Trust unitholders by accelerating their return on investment. The Trust cannot provide any assurance that this will continue to occur or that future capital expenditures will be consistent with historical levels.
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
Future Trust Distributions to Unitholders
On August 5, 2011, the Trustee announced the Trust distribution of net profits for the second quarterly payment period in 2011. Unitholders of record on August 19, 2011 are expected to receive a distribution amounting to $11.4 million or $0.824101 per Trust unit, which is payable on or before August 29, 2011. This distribution is expected to consist of net cash proceeds of $11.7 million paid by Whiting to the Trust, which is inclusive of cash receipts totaling $667,923 (90% of $742,137) for commodity derivative contracts settled from April through June 2011, less a provision of $175,000 for estimated Trust expenses and $83,766 for Montana state income tax withholdings.
New Accounting Pronouncements
There were no accounting pronouncements issued during the six months ended June 30, 2011 applicable to the Trust or its financial statements.
Critical Accounting Policies and Estimates
A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2010. There have been no significant changes to the critical accounting policies during the six months ended June 30, 2011.

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
Crude oil costless collar arrangements settle based on the average of the closing settlement price for each commodity business day in the contract period. Natural gas costless collar arrangements settle based on the closing settlement price on the second to last scheduled trading day of the month prior to delivery. In a collar arrangement, the counterparty is required to make a payment to Whiting for the difference between the fixed floor price and the settlement price if the settlement price is below the fixed floor price. Whiting is required to make a payment to the hedge counterparty for the difference between the fixed ceiling price and the settlement price if the settlement price is above the fixed ceiling price. Whiting’s crude oil and natural gas price risk management positions in collar arrangements through December 31, 2012 (which collars have the potential to affect Whiting’s future distributions to the Trust) are as follows:

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
The collared hedges shown above have the effect of providing a protective floor while allowing Trust unitholders to share in upward price movements. Consequently, while these hedges are designed to decrease exposure to price decreases, they also have the effect of limiting the benefit of price increases beyond the ceiling. For the crude oil contracts listed above, a hypothetical $10.00 change in the NYMEX price above the ceiling price or below the floor price applied to the notional amounts would cause an aggregate change in the cash settlement payments (gains received) on all oil commodity derivatives of $6.7 million to Whiting, of which 90% would be transferred to the Trust. For the natural gas contracts listed above, a hypothetical $1.00 change in the NYMEX price above the ceiling price or below the floor price applied to the notional amounts would cause an aggregate change in the cash settlement payments (gains received) on all natural gas commodity derivatives of $2.5 million to Whiting, of which 90% would be transferred to the Trust. These hypothetical cash settlement payments (gains received) would be recognized as contracts expire in future periods through 2012.
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
Changes in Internal Control over Financial Reporting. During the quarter ended June 30, 2011, there has been no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Whiting.

PART II-OTHER INFORMATION

Item 1A.	Risk Factors.
Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. No material change to such risk factors has occurred during the six months ended June 30, 2011.

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

Date: August 5, 2011
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