Form 10-Q
period 2011-09-30
WHITING USA TRUST I
filed 2011-11-08
CIK 1417003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2011
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

As of November 1, 2011, 13,863,889 Units of Beneficial Interest in Whiting USA Trust I were outstanding.

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

COPAS — The Council of Petroleum Accountants Societies, Inc.

Costless collar — An options position where the proceeds from the sale of a call option at its inception fund the purchase of a put option at its inception.

FASB ASC — The Financial Accounting Standards Board Accounting Standards Codification.

Field — An area consisting of either a single reservoir, or multiple reservoirs that are all grouped by or related to the same individual geological structural feature and/or stratigraphic condition.

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

Workover — Operations on a producing well to restore or increase production.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

WHITING USA TRUST I

Statements of Assets, Liabilities and Trust Corpus (Unaudited)

(In thousands, except unit data)

	September 30, 2011	December 31, 2010
ASSETS
Cash and short-term investments	$146	$145
Investment in net profits interest, net	50,391	61,999

Total assets	$50,537	$62,144

LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses	$146	$145
Trust corpus (13,863,889 Trust units issued and outstanding)	50,391	61,999

Total liabilities and Trust corpus	$50,537	$62,144

Statements of Distributable Income (Unaudited)

(In thousands, except distributable income per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Income from net profits interest	$11,684	$10,551	$31,563	$30,040
General and administrative expenses	(185)	(166)	(574)	(672)
Cash reserves (withheld) used for current Trust expenses	10	(84)	(1)	(28)
State income tax withholding	(84)	(37)	(201)	(163)

Distributable income	$11,425	$10,264	$30,787	$29,177

Distributable income per unit	$0.824101	$0.740332	$2.220687	$2.104500

Statements of Changes in Trust Corpus (Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Trust corpus, beginning of period	$54,297	$70,723	$61,999	$79,346
Distributable income	11,425	10,264	30,787	29,177
Distributions to unitholders	(11,425)	(10,264)	(30,787)	(29,177)
Amortization of investment in net profits interest	(3,906)	(4,281)	(11,608)	(12,904)

Trust corpus, end of period	$50,391	$66,442	$50,391	$66,442

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

Modified Cash Basis of Accounting — The financial statements of the Trust, as prepared on a modified cash basis, reflect the Trust’s assets, liabilities, Trust corpus, earnings and distributions, as follows:

a)	Income from net profits interest is recorded when NPI distributions are received by the Trust;

b)	Distributions to Trust unitholders are recorded when paid by the Trust;

c)	Trust general and administrative expenses (which include the Trustees’ fees as well as accounting, engineering, legal and other professional fees) are recorded when paid;

d)	Cash reserves for Trust expenses may be established by the Trustee for certain expenditures that would not be recorded as contingent liabilities under GAAP;

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

Recent Accounting Pronouncements — There were no accounting pronouncements issued during the nine months ended September 30, 2011 applicable to the Trust or its financial statements.

3.  INVESTMENT IN NET PROFITS INTEREST

Whiting Oil and Gas conveyed the NPI to the Trust in exchange for 13,863,889 Trust units. The investment in net profits interest was recorded at the historical cost of Whiting on April 30, 2008, the date of conveyance, and was determined to be $123.6 million, of which $111.2 million (90% of the NPI) was attributed to the Trust. As of September 30, 2011 and December 31, 2010, accumulated amortization of the investment in net profits interest was $60.8 million and $49.2 million, respectively.

4.  INCOME TAXES

The Trust is a grantor trust and therefore is not subject to federal income taxes. Accordingly, no recognition has been given to federal income taxes in the Trust’s financial statements. The Trust unitholders are treated as the owners of Trust income and corpus, and the entire federal taxable income of the Trust is reported by the Trust unitholders on their respective income tax returns.

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

6.  RELATED PARTY TRANSACTIONS

Capital Expenditures — During the three and nine months ended September 30, 2011, Whiting incurred $0.5 million and $2.2 million, respectively, of capital expenditures on the underlying properties. These capital expenditures are the costs net to Whiting’s interest in the wells and which are related to the drilling and completing of oil and gas wells, capital workovers, facility upgrades and well recompletions that are performed to secure production from new horizons. Such expenditures may have the effect of ultimately increasing current and future period NPI net proceeds and thereby benefiting the Trust unitholders by accelerating their return on investment. Pursuant to the terms of the conveyance agreement, however, Whiting did not deduct, nor will it deduct in the future, such capital expenditures from the NPI gross proceeds or related distributions to the Trust. The Trust cannot provide any assurance that this will continue to occur or that future capital expenditures will be consistent with historical levels.

Operating Overhead — Pursuant to the terms of the applicable joint operating agreements, Whiting deducts from the gross proceeds an overhead fee to operate those underlying properties for which Whiting has been designated as the operator. Additionally, with respect to those underlying properties for which Whiting is the operator but where there is no operating agreement in place, Whiting deducts from the gross proceeds an overhead fee calculated in the same manner that Whiting allocates overhead to other similarly owned properties, which is customary practice in the oil and gas industry. Operating overhead activities include various engineering, legal, and administrative functions. The fee is adjusted annually pursuant to COPAS guidelines and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers. The following table presents the Trust’s portion of these overhead charges for the distributions made during the three and nine months ended September 30, 2011 and 2010 (in thousands, except per well data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total overhead charges (in thousands)	$411	$450	$1,278	$1,336
Overhead charge per month per active operated well	$391	$418	$405	$413

Administrative Services Fee — Under the terms of the administrative services agreement, the Trust pays a quarterly administration fee of $50,000 to Whiting 60 days following the end of each calendar quarter. General and administrative expenses in the Trust’s statements of distributable income for the three and nine months ended September 30, 2011 include $100,000 and $150,000, respectively, for quarterly administrative fees paid to Whiting. General and administrative expenses for the three and nine months ended September 30, 2010 include $50,000 and $150,000, respectively, for quarterly administrative fees paid to Whiting.

Trustee Administrative Fee — Under the terms of the Trust agreement, the Trust pays an annual administrative fee to the Trustee of $160,000, which is paid in four quarterly installments of $40,000 each and is billed in arrears. General and administrative expenses in the Trust’s statements of distributable income for the three and nine month periods ending September 30, 2011 include $40,000 and $120,000, respectively, for quarterly administrative fees paid to the Trustee, and general and administrative expenses for the three and nine month periods ending September 30, 2010 also include $40,000 and $120,000, respectively, for quarterly administrative fees paid to Trustee.

Letter of Credit — On February 8, 2011, Whiting established a $1.0 million letter of credit for the Trustee in order to provide it with a mechanism to pay the operating expenses of the Trust in the unlikely event that Whiting should fail to fund the Trust in the future. This letter of credit will not be used to fund NPI distributions to unitholders.

7.  SUBSEQUENT EVENTS

On November 4, 2011, the Trustee announced the Trust distribution of net profits for the third quarterly payment period in 2011. Unitholders of record on November 19, 2011 are expected to receive a distribution amounting to $10.1 million or $0.730866 per Trust unit, which is payable on or before November 29, 2011. This distribution is expected to consist of net cash proceeds of $10.4 million paid by Whiting to the Trust, which is inclusive of cash receipts totaling $0.7 million (90% of $0.8 million) for commodity derivative contracts settled from July through September 2011, less a provision of $175,000 for estimated Trust expenses and $62,314 for Montana state income tax withholdings.

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

Overview

The Trust does not conduct any operations or activities. The Trust’s purpose is, in general, to hold the NPI, to distribute to the Trust unitholders cash that the Trust receives in respect of the NPI and to perform certain administrative functions in respect of the NPI and the Trust units. The Trust derives substantially all of its income and cash flows from the NPI, which is in turn subject to commodity hedge contracts. The NPI entitles the Trust to receive 90% of the net proceeds from the sale of production from the underlying properties. The NPI will terminate when 9.11 MMBOE have been produced and sold from the underlying properties (which amount is the equivalent of 8.20 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the NPI), and the Trust will soon thereafter wind up its affairs and terminate. These reserve quantities are projected to be produced by November 30, 2015, based on the reserve report for the underlying properties as of December 31, 2010. As of September 30, 2011, on a cumulative accrual basis, 4.72 MMBOE of the Trust’s total 8.20 MMBOE have been produced and sold (of which proceeds from the sale of 286 MBOE will be distributed to the unitholders of record on November 19, 2011 in the Trust’s forthcoming November 29, 2011 distribution) and a cumulative 0.02 MMBOE have been divested.

Oil and gas prices historically have been volatile and may fluctuate widely in the future. The following table highlights these price trends by listing quarterly average NYMEX crude oil and natural gas prices for the periods indicated through June 30, 2011 (as the August 2011 NPI distribution is affected only by April 2011 through June 2011 oil prices and by March 2011 through May 2011 natural gas prices):

	2010				2011
	Q1	Q2	Q3	Q4	Q1	Q2
Crude Oil	$78.79	$77.99	$76.21	$85.18	$94.25	$102.55
Natural Gas	$5.30	$4.09	$4.39	$3.81	$4.10	$4.32

Lower oil and gas prices on production from the underlying properties could cause the following: (i) a reduction in the amount of net proceeds to which the Trust is entitled; (ii) a reduction in the amount of oil, natural gas and natural gas liquids that is economic to produce from the underlying properties; and (iii) an extension of the length of time required to produce 9.11 MMBOE (8.20 MMBOE at the 90% NPI) due to some wells thereby reaching their economic limits sooner. Alternatively, higher oil and natural gas prices may potentially result in the following: (i) an increase in the amount of oil, natural gas and natural gas liquids that is economic to produce from the underlying properties; (ii) a decrease in the Trust’s cash settlement gains on commodity derivatives; and (iii) cash settlement losses on commodity derivatives.

Results of Trust Operations

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

The following is a summary of income from net profits interest received by the Trust for the nine months ended September 30, 2011 and 2010, consisting of the February, May and August distributions for each respective year (dollars in thousands, except per Bbl, per Mcf, and per BOE amounts):

	Nine Months Ended September 30,
	2011		2010
Sales volumes:
Oil from underlying properties (MBbls)	566	(a)	598	(b)
Natural gas from underlying properties (MMcf)	2,196	(a)	2,538	(b)

Total production (MBOE)	932		1,021
Average sales prices:
Oil (per Bbl)	$80.21		$66.49
Effect of oil hedges on average price (per Bbl)	—		0.30

Oil net of hedging (per Bbl)	$80.21		$66.79

Natural gas (per Mcf)	$4.00		$4.28
Effect of natural gas hedges on average price (per Mcf)	1.66		1.31

Natural gas net of hedging (per Mcf)	$5.66		$5.59
Costs (per BOE):
Lease operating expenses	$20.21		$16.82
Production taxes	$4.23		$3.53
Revenues:
Oil sales	$45,439	(a)	$39,787	(b)
Natural gas sales	8,776	(a)	10,850	(b)

Total revenues	$54,215		$50,637
Costs:
Lease operating expenses	$18,842		$17,175
Production taxes	3,946		3,610
Cash settlement gains received on commodity derivatives	(3,643)		(3,525)

Total costs	$19,145		$17,260

Net proceeds	$35,070		$33,377
Net profits percentage	90%		90%

Income from net profits interest	$31,563		$30,040

(a)

Oil and gas sales volumes and related revenues for the nine months ended September 30, 2011 (consisting of Whiting’s February, May and August 2011 NPI distributions to the Trust) generally represent crude oil production from October 2010 through June 2011 and natural gas production from September 2010 through May 2011.

(b)

Oil and gas sales volumes and related revenues for the nine months ended September 30, 2010 (consisting of Whiting’s February, May and August 2010 NPI distributions to the Trust) generally represent crude oil production from October 2009 through June 2010 and natural gas production from September 2009 through May 2010.

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

Revenues.    Oil and natural gas revenues increased $3.6 million or 7% for the nine months ended September 30, 2011 as compared to the same period in 2010. Revenues are a function of oil and natural gas sales prices and volumes sold. The increase in revenues between periods was due to a higher market price for oil during the first nine months of 2011, which effect was partially offset by a lower market price for natural gas and lower oil and natural gas sales volumes between periods. The average price for oil before the effects of hedging increased 21% between periods, while the average price for natural gas before the effects of hedging decreased 7%. Oil sales volumes decreased 5% or 32 MBbls, and gas sales volumes decreased 13% or 342 MMcf for the first nine months of 2011 as compared to the same period in 2010. Both of these volume decreases were primarily due to normal field production decline.

Lease Operating Expenses.    Lease operating expenses increased $1.7 million or 10% from the first nine months of 2010 to the first nine months of 2011, and lease operating expenses on a BOE basis increased 20% from $16.82 during the first nine months of 2010 to $20.21 during the same period in 2011. This increase in lease operating expense during the first nine months of 2011 was primarily due to an increase in workover activity between periods, a higher level of plug and abandonment charges, a higher amount of operating costs charged to wells that are not operated by Whiting and an increase in labor costs on Whiting-operated properties.

Production Taxes.    Production taxes are generally calculated as a percentage of oil and natural gas revenues before the effects of hedging. Tax credits and exemptions allowed in the various taxing jurisdictions are generally utilized to their potential. Production taxes as a percentage of oil and gas revenues before the effects of hedging remained relatively constant for the first nine months of 2011 and 2010 at 7.3% and 7.1%, respectively.

Cash Settlements on Commodity Derivatives.    In connection with Whiting’s conveyance of the net profits interest to the Trust, Whiting entered into certain costless collar hedge contracts in order to reduce the Trust’s exposure to commodity price volatility. If current market prices are lower than a collar’s price floor when the cash settlement amount is calculated, Whiting receives cash proceeds from the contract counterparty. Conversely, if current market prices are higher than a collar’s price ceiling when the cash settlement amount is calculated, Whiting is required to pay the contract counterparty. Cash settlements relating to these hedges resulted in a gain of $3.6 million for the nine months ended September 30, 2011, which had the effect of increasing the average price of natural gas by $1.66 per Mcf for that 2011 period. Cash settlements relating to these hedges resulted in a gain of $3.5 million for the nine months ended September 30, 2010, which had the effect of increasing average prices by $0.30 per Bbl of oil and $1.31 per Mcf of natural gas for that 2010 period.

Distributable Income.    For the nine months ended September 30, 2011, the Trust’s distributable income was $30.8 million and was based on income from net profits interest of $31.6 million less Trust general and administrative costs and cash withheld of $575,000 and Montana state income tax withholdings of $200,906. This compares to distributable income of $29.2 million for the first nine months of 2010, which was based on income from net profits interest of $30.0 million less $700,000 for Trust expenses and $163,094 in Montana state income tax withholdings.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

The following is a summary of income from net profits interest received by the Trust for the three months ended September 30, 2011 and 2010, consisting of the August distribution for each respective year (dollars in thousands, except per Bbl, per Mcf, and per BOE amounts):

	Three Months Ended September 30,
	2011		2010
Sales volumes:
Oil from underlying properties (MBbls)	184	(a)	205	(b)
Natural gas from underlying properties (MMcf)	676	(a)	810	(b)

Total production (MBOE)	297		340
Average sales prices:
Oil (per Bbl)	$91.40		$66.99
Effect of oil hedges on average price (per Bbl)	—		0.53

Oil net of hedging (per Bbl)	$91.40		$67.52

Natural gas (per Mcf)	$4.19		$4.34
Effect of natural gas hedges on average price (per Mcf)	1.10		1.25

Natural gas net of hedging (per Mcf)	$5.29		$5.59
Costs (per BOE):
Lease operating expenses	$20.15		$15.91
Production taxes	$4.81		$3.57
Revenues:
Oil sales	$16,807	(a)	$13,703	(b)
Natural gas sales	2,832	(a)	3,514	(b)

Total revenues	$19,639		$17,217
Costs:
Lease operating expenses	$5,974		$5,404
Production taxes	1,425		1,212
Cash settlement gains received on commodity derivatives	(742)		(1,122)

Total costs	$6,657		$5,494

Net proceeds	$12,982		$11,723
Net profits percentage	90%		90%

Income from net profits interest	$11,684		$10,551

(a)

Oil and gas sales volumes and related revenues for the quarter ended September 30, 2011 (consisting of Whiting’s August 2011 NPI distribution to the Trust) generally represent crude oil production from April 2011 through June 2011 and natural gas production from March 2011 through May 2011.

(b)

Oil and gas sales volumes and related revenues for the quarter ended September 30, 2010 (consisting of Whiting’s August 2010 NPI distribution to the Trust) generally represent crude oil production from April 2010 through June 2010 and natural gas production from March 2010 through May 2010.

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

Revenues.    Oil and natural gas revenues increased $2.4 million or 14% for the three months ended September 30, 2011 as compared to the same period in 2010. Revenues are a function of oil and natural gas sales prices and volumes sold. The increase in revenues between periods was due to a higher market price for oil during the third quarter of 2011, which effect was partially offset by a lower market price for natural gas and lower oil and natural gas sales volumes between periods. The average price for oil before the effects of hedging increased 36%, while the average price for natural gas before the effects of hedging decreased 3%. Oil sales volumes decreased 10% or 21 MBbls between quarters, and gas sales volumes decreased 17% or 134 MMcf for the three months ended September 30, 2011 as compared to the same period in 2010. This decrease in oil volumes sold was primarily due to normal field production decline, while the decrease in gas volumes was primarily related to pressure issues at a gas pipeline sales point in Oklahoma; Mississippi River flooding which hampered gas production in Louisiana; as well as normal field production decline.

Lease Operating Expenses.    Lease operating expenses increased $0.6 million or 11% from the third quarter of 2010 to the third quarter of 2011, and lease operating expenses on a BOE basis increased 27% from $15.91 during the third quarter of 2010 to $20.15 during the same period in 2011. This increase in lease operating expense during the third quarter of 2011 was primarily due to an increase in workover activity, a higher amount of operating costs charged to wells that are not operated by Whiting and an increase in labor costs on Whiting-operated properties.

Production Taxes.    Production taxes are generally calculated as a percentage of oil and natural gas revenues before the effects of hedging. Tax credits and exemptions allowed in the various taxing jurisdictions are generally utilized to their potential. Production taxes as a percentage of oil and gas revenues before the effects of hedging remained relatively constant for the third quarter of 2011 and 2010 at 7.3% and 7.0%, respectively.

Cash Settlements on Commodity Derivatives.    In connection with Whiting’s conveyance of the net profits interest to the Trust, Whiting entered into certain costless collar hedge contracts in order to reduce the Trust’s exposure to commodity price volatility. If current market prices are lower than a collar’s price floor when the cash settlement amount is calculated, Whiting receives cash proceeds from the contract counterparty. Conversely, if current market prices are higher than a collar’s price ceiling when the cash settlement amount is calculated, Whiting is required to pay the contract counterparty. Cash settlements relating to these hedges resulted in a gain of $0.7 million for the three months ended September 30, 2011, which had the effect of increasing the average price of natural gas by $1.10 per Mcf for the third quarter of 2011. Cash settlements relating to these hedges resulted in a gain of $1.1 million for the three months ended September 30, 2010, which had the effect of increasing average prices by $0.53 per Bbl of oil and $1.25 per Mcf of natural gas for the third quarter of 2010.

Distributable Income.    For the three months ended September 30, 2011, the Trust’s distributable income was $11.4 million and was based on income from net profits interest of $11.7 million less Trust general and administrative costs and cash withheld of $175,000 and Montana state income tax withholdings of $83,766. This compares to distributable income of $10.3 million during the third quarter of 2010, which was based on income from net profits interest of $10.6 million less $250,000 for Trust expenses and $37,181 in Montana state income tax withholdings.

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

Although capital expenditures for the testing, drilling, completion, equipping, plugging back or recompletion of any well that is a part of the underlying properties cannot be deducted from gross proceeds pursuant to the terms of the conveyance agreement, Whiting incurred capital expenditures of $2.2 million on the underlying properties during the nine months ended September 30, 2011. Accordingly, these expenditures were not deducted from gross proceeds or the distributions in the first nine months of 2011 but may have the ultimate effect of accelerating the receipt of NPI net proceeds and thereby benefiting Trust unitholders by accelerating their return on investment. The Trust cannot provide any assurance that this will continue to occur or that future capital expenditures will be consistent with historical levels.

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

Future Trust Distributions to Unitholders

On November 4, 2011, the Trustee announced the Trust distribution of net profits for the third quarterly payment period in 2011. Unitholders of record on November 19, 2011 are expected to receive a distribution amounting to $10.1 million or $0.730866 per Trust unit, which is payable on or before November 29, 2011. This distribution is expected to consist of net cash proceeds of $10.4 million paid by Whiting to the Trust, which is inclusive of cash receipts totaling $0.7 million (90% of $0.8 million) for commodity derivative contracts settled from July through September 2011, less a provision of $175,000 for estimated Trust expenses and $62,314 for Montana state income tax withholdings.

New Accounting Pronouncements

There were no accounting pronouncements issued during the nine months ended September 30, 2011 applicable to the Trust or its financial statements.

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2010. There have been no significant changes to the critical accounting policies during the nine months ended September 30, 2011.

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

	Oil Collars		Natural Gas Collars
	Volumes (Bbls)	Weighted Average Price (per Bbl) Floor / Ceiling	Volumes (Mcf)	Weighted Average Price (per Mcf) Floor / Ceiling
Three Months Ending December 31, 2011	114,726	$74.00/$140.75	428,361	$7.00/$14.25
Three Months Ending March 31, 2012	112,236	$74.00/$141.27	413,820	$7.00/$15.55
Three Months Ending June 30, 2012	109,716	$74.00/$141.73	402,609	$6.00/$13.60
Three Months Ending September 30, 2012	107,226	$74.00/$141.70	390,519	$6.00/$14.45
Three Months Ending December 31, 2012	105,084	$74.00/$142.21	379,839	$7.00/$13.40

The collared hedges shown above have the effect of providing a protective floor while allowing Trust unitholders to share in upward price movements. Consequently, while these hedges are designed to decrease exposure to price decreases, they also have the effect of limiting the benefit of price increases beyond the ceiling. For the crude oil contracts listed above, a hypothetical $10.00 change in the NYMEX price above the ceiling price or below the floor price applied to the notional amounts would cause an aggregate change in the cash settlement payments (gains received) on all oil commodity derivatives of $5.5 million to Whiting, of which 90% would be transferred to the Trust. For the natural gas contracts listed above, a hypothetical $1.00 change in the NYMEX price above the ceiling price or below the floor price applied to the notional amounts would cause an aggregate change in the cash settlement payments (gains received) on all natural gas commodity derivatives of $2.0 million to Whiting, of which 90% would be transferred to the Trust. These hypothetical cash settlement payments (gains received) would be recognized as contracts expire in future periods through 2012.

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

Due to the contractual arrangements of (i) the Trust agreement and (ii) the conveyance of the NPI, the Trustee relies on (A) information provided by Whiting, including historical operating data, plans for future operating and capital expenditures, reserve information and information relating to projected production, and (B) conclusions and reports regarding reserves by the Trust’s independent reserve engineers. For a description of certain risks relating to these arrangements and risks relating to the Trustee’s reliance on information reported by Whiting and included in the Trust’s results of operations, see the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, Item 1A. Risk Factors “— The Trust and the Trust unitholders have no voting or managerial rights with respect to the underlying properties. As a result, neither the Trust nor the unitholders have any ability to influence the operation of the underlying properties”.

Changes in Internal Control over Financial Reporting.    During the quarter ended September 30, 2011, there has been no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Whiting.

PART II – OTHER INFORMATION

Item 1A.	Risk Factors.

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. No material change to such risk factors has occurred during the nine months ended September 30, 2011.

Item 6.	Exhibits.

The exhibits listed in the accompanying index to exhibits are filed as part of the Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHITING USA TRUST I
By: By:	THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A. /S/ MIKE ULRICH
Mike Ulrich Vice President

Date: November 8, 2011

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