Form 10-K
period 2011-12-31
WHITING USA TRUST I
filed 2012-03-15
CIK 1417003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[✓]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for The Fiscal Year Ended December 31, 2011

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from                 to

Commission File Number 001-34026

WHITING USA TRUST I

(Exact name of registrant as specified in its charter)

Delaware	26-6053936
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
The Bank of New York Mellon Trust Company, N.A., Trustee	78701 (Zip Code)
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

Large accelerated filer	Accelerated filer ✓	Non-accelerated filer	Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes              No     ✓

The aggregate market value of Units of Beneficial Interest in Whiting USA Trust I held by non-affiliates at the closing sales price on June 30, 2011 of $16.99 was $198,400,725.

As of March 15, 2012, 13,863,889 Units of Beneficial Interest in Whiting USA Trust I were outstanding.

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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K, including without limitation the statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operation” are forward-looking statements. No assurance can be given that such expectations will prove to have been correct. When used in this document, the words “believes,” “expects,” “anticipates,” “intends” or similar expressions are intended to identify such forward-looking statements. The following important factors, in addition to those discussed elsewhere in this Form 10-K, could affect the future results of the energy industry in general, Whiting and the Trust in particular, and could cause actual results to differ materially from those expressed in such forward-looking statements:

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

BOE/d — One BOE per day.

Btu or British Thermal Unit — The quantity of heat required to raise the temperature of one pound of water one degree Fahrenheit.

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

Estimated future net revenues — Also referred to as “estimated future net cash flows.” The result of applying current prices (using an average of the first-day-of-the month price for each of the 12 months within the fiscal year) of oil, natural gas and natural gas liquids to estimated future production from oil, natural gas and natural gas liquids proved reserves, reduced by estimated future expenditures, based on current costs to be incurred, in developing and producing the proved reserves, excluding overhead.

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

MMBtu — One million Btu.

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

SEC — The United States Securities and Exchange Commission.

Standardized measure of discounted future net cash flows — Also referred to herein as “standardized measure.” The discounted future net cash flows relating to proved reserves based on, the average price during the 12 month period before the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period (unless prices are defined by contractual arrangements, excluding escalations based upon future conditions), current costs and statutory tax rates (to the extent applicable), and a 10% annual discount rate.

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

P A R T    I

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

As of December 31, 2007, the Trust had no assets other than a de minimus cash balance from its initial capitalization and had conducted no operations other than organizational activities. In April 2008, the Trust issued 13,863,889 units of beneficial interest in the Trust (“Trust units”) to Whiting in exchange for the conveyance of a term net profits interest (“NPI”) by Whiting Oil and Gas. The NPI represents the right for the Trust to receive 90% of the net proceeds from Whiting’s interests in certain existing oil, natural gas and natural gas liquid producing properties which we refer to as “the underlying properties”. The underlying properties are located in the Rocky Mountains, Mid-Continent, Permian Basin and Gulf Coast regions. The underlying properties include interests in 3,082 gross (370.4 net) producing oil and gas wells. Immediately after the conveyance, Whiting completed an initial public offering of Trust units selling 11,677,500 such units. Whiting retained ownership of 2,186,389 Trust units, or 15.8% of the total Trust units issued and outstanding.

The NPI will terminate when 9.11 MMBOE have been produced and sold from the underlying properties (which amount is the equivalent of 8.20 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the NPI), and the Trust will soon thereafter wind up its affairs and terminate. As of December 31, 2011, on a cumulative accrual basis 5.00 MMBOE (61%) of the Trust’s total 8.20 MMBOE have been produced and sold and a cumulative 0.02 MMBOE have been divested. Further detail on the reserves is provided herein under the section titled “Properties-Description of the Underlying Properties — Reserves”, and such reserve information is based upon a reserve report prepared by independent reserve engineers Cawley, Gillespie & Associates, Inc. for the underlying properties at December 31, 2011, which we refer to as the “reserve report.” According to the reserve report, the portion of the 9.11 MMBOE (8.20 MMBOE at the 90% NPI) reserve quantities attributable to the NPI not yet produced or sold as divestitures at December 31, 2011 is projected to be produced from the underlying properties by August 31, 2015, and the reserve report is based on the assumptions included therein. See “Risk Factors” in Item 1A of this Annual Report on Form 10-K for additional discussion. Production from the underlying properties for the year ended December 31, 2011 was approximately 61% oil and approximately 39% natural gas.

Net proceeds payable to the Trust depend upon production quantities; sales prices of oil, natural gas and natural gas liquids; costs to develop and produce the oil and gas; and realized cash settlements from commodity derivative contracts. In calculating net proceeds, Whiting deducts from gross oil and natural gas sales proceeds, all royalties, lease operating expenses (including costs of workovers), production and property taxes, hedge payments made by Whiting to the hedge contract counterparty, maintenance expenses, postproduction costs (including plugging and abandonment liabilities) and producing overhead. If at any time costs should exceed gross proceeds, neither the Trust nor the Trust unitholders would be liable for the excess costs. The Trust however, would not receive any net proceeds until future net proceeds exceed the total of those excess costs, plus interest at the prime rate. For more information on the net proceeds calculation, see “Computation of Net Proceeds” later in this section.

The Trust makes quarterly cash distributions of substantially all of its quarterly cash receipts, after the deduction of fees and expenses for the administration of the Trust, to holders of its Trust units. Because payments to the Trust are generated by depleting assets and the Trust has a finite life due to the production from the underlying properties diminishing over time, a portion of each distribution represents a return of the original investment in the Trust units.

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

Whiting principally sells its oil and natural gas production to end users, marketers and other purchasers that have access to nearby pipeline facilities. In areas where there is no practical access to pipelines, oil is trucked to storage facilities. Whiting’s marketing of oil and natural gas can be affected by factors beyond its control, the effects of which cannot be accurately predicted. During 2011, sales to Lion Oil Company and Enterprise South Texas accounted for 16% and 15%, respectively, of total oil and natural gas sales from the underlying properties. There is significant competition among purchasers of crude oil and natural gas in the areas of the underlying properties, and if the underlying properties were to lose one or both of their largest purchasers, several entities could reasonably be expected to purchase crude oil and natural gas produced from the underlying properties without significant interruption to the sales.

Competition and Markets

The oil and natural gas industry is highly competitive. Whiting competes with major oil and gas companies and independent oil and gas companies for oil and natural gas, equipment, personnel and markets for the sale of oil and natural gas. Many of these competitors are financially stronger than Whiting, but even financially troubled competitors can affect the market because of their need to sell oil and natural gas at any price to attempt to maintain cash flow. The Trust is subject to the same competitive conditions as Whiting and other companies in the oil and natural gas industry.

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

Although capital expenditures for the testing, drilling, completion, equipping, plugging back or recompletion of any well that is a part of the underlying properties cannot be deducted from gross proceeds pursuant to the terms of the conveyance agreement, Whiting incurred capital expenditures of $1.8 million in 2011 on the underlying properties. These expenditures were not deducted from gross proceeds or the distributions in 2011 but may have the effect of ultimately accelerating the receipt of NPI net proceeds and thereby benefiting Trust unitholders by accelerating their return on investment. The Trust cannot provide any assurance that this will occur or that future capital expenditures will be consistent with historical levels.

Pursuant to the terms of the applicable joint operating agreements, Whiting deducts from the gross proceeds an overhead fee to operate those underlying properties for which Whiting has been designated as the operator. Additionally, for those underlying properties for which Whiting is the operator but where there is no operating agreement in place, Whiting deducts from the gross proceeds an overhead fee calculated in the same manner that Whiting allocates overhead to other similarly owned properties, as is customary in the oil and gas industry. Operating overhead activities include various engineering, legal and administrative functions. The Trust’s portion of the monthly charge averaged $407 per month per active operated well, which totaled $1.7 million for the four distributions made during the year ended December 31, 2011. The fee is adjusted annually pursuant to COPAS guidelines and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers.

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

Commodity Hedge Contracts

Whiting has entered into certain costless collar hedge contracts, and Whiting has in turn conveyed to the Trust the rights and obligations to future hedge payments Whiting makes or receives under such costless collar hedge contracts. These contracts were entered into to reduce the exposure to volatility in the underlying properties’ oil and gas revenues due to fluctuations in crude oil and natural gas prices, and to achieve more predictable cash flows. Historically, prices received for oil and gas production have been volatile because of seasonal weather patterns, supply and demand factors, worldwide political factors and general economic conditions. Costless collars are designed to establish floor and ceiling prices on anticipated future oil and gas production. While the use of these derivative instruments limits the downside risk of adverse price movements, they may also limit future revenues from favorable price movements. The hedge contracts are placed with a single trading counterparty, JPMorgan Chase Bank National Association. Whiting cannot provide assurance that this trading counterparty will not become a credit risk in the future. No additional hedges are allowed to be placed on Trust assets, and the Trust cannot therefore enter into derivative contracts for trading or speculative purposes.

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

The amounts received by Whiting from the hedge contract counterparty upon settlements of the hedge contracts will reduce the operating expenses related to the underlying properties in calculating the net proceeds. In addition, the aggregate amounts paid by Whiting on settlement of the hedge contracts can reduce the amount of net proceeds paid to the Trust. Whiting’s crude oil and natural gas price risk management positions in collar arrangements through December 31, 2012 (which collars have the potential to affect Whiting’s future distributions to the Trust subsequent to December 31, 2011) are detailed in “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of this Annual Report on Form 10-K.

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

Available Trust Tax Information

In compliance with the Treasury regulations reporting requirements for non-mortgage widely-held fixed investment trusts and the dissemination of Trust tax reporting information, the Trustee provides a generic tax information reporting booklet which is intended to be used only to assist Trust unitholders in the preparation of their 2011 federal and state income tax returns. The projected payment schedule for the NPI is included with the tax information booklet. This tax information booklet can be obtained at www.businesswire.com/cnn/whx.htm.

Environmental Matters and Regulation

The operations of the properties comprising the underlying properties are subject to stringent and complex federal, state and local laws and regulations governing environmental protection as well as the discharge of materials into the environment. These laws and regulations may, among other things:

•	restrict the types, quantities and concentration of various substances that can be released into the environment in connection with oil and natural gas drilling and production activities;

•	limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas;

•	require investigatory or remedial measures to mitigate pollution from former and ongoing operations, such as requirements to close pits and plug abandoned wells; and

•	enjoin some or all of the operations of the underlying properties deemed in non-compliance with permits issued pursuant to such environmental laws and regulations.

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

The following is a summary of the more significant existing laws, rules and regulations to which the operations of the properties comprising the underlying properties are subject that are material to the operation of the underlying properties.

Waste Handling.    The Resource Conservation and Recovery Act (“RCRA”), and comparable state statutes, regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Under the auspices of the EPA the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. In its operations at the underlying properties, Whiting generates solid and hazardous wastes that are subject to RCRA and comparable state laws. Drilling fluids, produced waters and most of the other wastes associated with the exploration, development and production of crude oil or natural gas are currently regulated under RCRA’s non-hazardous waste provisions. However, it is possible that certain oil and natural gas exploration and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. In September 2010, the Natural Resources Defense Council filed a petition with the EPA, requesting them to reconsider the RCRA exemption for exploration, production and development wastes but, to date, the agency has not taken any action on the petition. Any such change in the current RCRA exemption and comparable state laws, could result in an increase in the costs to manage and dispose of wastes, which could have a material adverse effect on the cash distributions to the Trust unitholders.

Superfund.    The Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA” or “Superfund”) and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a “hazardous substance” into the environment. These persons include the “owner” or “operator” of a disposal site or sites where a release occurred and entities that disposed or arranged for the disposal of the hazardous substances found at the site. Under CERCLA, such persons may be subject to strict, joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

The underlying properties of the Trust may have been used for oil and natural gas exploration and production for many years. Although Whiting believes that it has used operating and disposal practices that were standard in the industry at the time, hydrocarbons or other materials may have been disposed or released on, under, or from the properties owned or leased by us or on, under, or from other locations where these hydrocarbons and materials have been taken for disposal. In addition, the underlying properties of the Trust may have been operated by third parties or by previous owners or operators whose management and disposal of hydrocarbons and materials were not under Whiting’s control. Similarly, the disposal facilities where discarded materials are sent are also often operated by third parties whose waste treatment and disposal practices may not be adequate. While Whiting only uses what it considers to be reputable disposal facilities, it might not know of a potential problem if the disposal occurred before the property was acquired, and if the problem itself is not discovered until years later. The underlying properties, adjacent affected properties, the offsite disposal facilities, and the material itself may be subject to CERCLA and analogous state laws. Under these laws, Whiting could be required:

•	to remove or remediate previously disposed materials, including materials disposed or released by prior owners or operators or other third parties;

•	to clean up contaminated property, including contaminated groundwater; or

•	to perform remedial operations to prevent future contamination, including the plugging and abandonment of wells drilled and left inactive by prior owners and operators.

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

Hydraulic Fracturing.    Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations. Hydraulic fracturing has been utilized during the completion of wells drilled on the underlying properties, and Whiting believes it may also be used in the future. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and gas commissions. However, the EPA recently took the position that hydraulic fracturing operations using diesel are subject to regulation under the Underground Injection Control program of the Safe Drinking Water Act as Class II wells and has commenced drafting guidance for permitting authorities and the industry regarding the process for obtaining a permit for hydraulic fracturing involving diesel. Industry groups have filed suit challenging the EPA’s recent decision. At the same time, the EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities, with initial results of the study anticipated to be available by late 2012 and final results by 2014. Moreover, the EPA recently announced in October 2011 that it is also launching a study regarding wastewater resulting from hydraulic fracturing activities and currently plans to propose standards by 2014 that such wastewater must meet before being transported to a treatment plant. Other federal agencies are also examining hydraulic fracturing, including the DOE, the U.S. Government Accountability Office and the White House Council for Environmental Quality. The U.S. Department of the Interior is also considering regulation of hydraulic fracturing activities on public lands. In addition, the Fracturing Responsibility and Awareness of Chemicals Act (“FRAC Act”) has been introduced in Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. Also, some states have adopted, and other states are considering adopting, regulations that could restrict or impose additional requirements relating to hydraulic fracturing in certain circumstances. For example, on June 17, 2011, Texas enacted a law that requires the disclosure of information regarding the substances used in the hydraulic fracturing process to the Railroad Commission of Texas (the entity that regulates oil and natural gas production) and the public. Such federal or state legislation could require the disclosure of chemical constituents used in the fracturing process to state or federal regulatory authorities who could then make such information publicly available. Disclosure of chemicals used in the fracturing process could make it easier for third parties opposing hydraulic fracturing to pursue legal proceedings against producers and service providers based on allegations that specific chemicals used in the fracturing process could adversely affect human health or the environment, including groundwater. In addition, if hydraulic fracturing is regulated at the federal level, fracturing activities could become subject to additional permit requirements or operational restrictions and also to associated permitting delays and potential increases in costs. Further, at least three local governments in Texas have imposed temporary moratoria on drilling permits within city limits so that local ordinances may be reviewed to assess their adequacy to address such activities. No assurance can be given as to whether or not similar measures might be considered or implemented in the jurisdictions in which the underlying properties are located. If new laws or regulations that significantly restrict or otherwise impact hydraulic fracturing are passed by Congress or adopted in the states where the underlying properties are located, such legal requirements could make it more difficult or costly for Whiting to carry out hydraulic fracturing activities on the underlying properties and thereby could affect the determination of whether a well is commercially viable. In addition, restrictions on hydraulic fracturing could reduce the amount of oil and natural gas that Whiting is ultimately able to produce in commercially paying quantities from the underlying properties.

Global Warming and Climate Control.    On December 15, 2009, the EPA published its findings that emissions of carbon dioxide, methane, and other greenhouse gases (“GHG”) present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climate changes. Based on these findings, the EPA has begun adopting and implementing regulations that restrict emissions of GHG under existing provisions of the federal Clean Air Act (the “CAA”), including one rule that limits emissions of GHG from motor vehicles beginning with the 2012 model year. The EPA has asserted that these final motor vehicle GHG emission standards trigger the CAA construction and operating permit requirements for stationary sources, commencing when the motor vehicle standards took effect on January 2, 2011. On June 3, 2010, the EPA published its final rule to address the permitting of GHG emissions from stationary sources under the Prevention of Significant Deterioration (“PSD”) and Title V permitting programs. This rule “tailors” these permitting programs to apply to certain stationary sources of GHG emissions in a multi-step process, with the largest sources first subject to permitting. Further, facilities required to obtain PSD permits for their GHG emissions are required to reduce those emissions consistent with guidance for determining “best available control technology” standards for GHG, which guidance was published by the EPA in November 2010. Also in November 2010, the EPA expanded its existing GHG reporting rule to include onshore oil and natural gas production, processing, transmission, storage, and distribution facilities. This rule requires reporting of GHG emissions from such facilities on an annual basis with reporting beginning in 2012 for emissions occurring in 2011. Whiting believes that it is in compliance with all substantial applicable emissions requirements, and it is preparing to comply with future requirements.

In addition, both houses of Congress have considered legislation to reduce emissions of GHG, and many states have already taken legal measures to reduce emissions of GHG, primarily through the development of GHG inventories, greenhouse gas permitting and/or regional GHG cap and trade programs. Most of these cap and trade programs work by requiring either major sources of emissions or major producers of fuels to acquire and surrender emission allowances, with the number of allowances available for purchase reduced each year until the overall GHG emission reduction goal is achieved. In the absence of new legislation, the EPA is issuing new regulations that limit emissions of GHG associated with the operations of the underlying properties which will require Whiting to incur costs to inventory and reduce emissions of GHG associated with the operations of the underlying properties and which could adversely affect demand for the oil and natural gas produced. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHG in the atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events.

Air Emissions.    The CAA, and comparable state laws, regulate emissions of various air pollutants from various industrial sources through air emissions permitting programs and also impose other monitoring and reporting requirements. Operators of the underlying properties, including Whiting, may be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining pre-construction and operating permits and approvals for air emissions. In addition, EPA has developed, and continues to develop, stringent regulations governing emissions of toxic air pollutants at specified sources. For example, on July 28, 2011, the EPA proposed rules that would establish new air emission controls for oil and natural gas production operations. Specifically, the EPA’s proposed rule package includes New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds, and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. Among other things, these standards would require the application of reduced emission completion techniques for completion of newly drilled and fractured wells in addition to existing wells that are refractured. The proposed rules also would establish specific requirements regarding emissions from compressors, dehydrators, storage tanks and other production equipment. The EPA will receive public comment and hold hearings regarding the proposed rules and must take final action on them by April 3, 2012. Compliance with such rules could result in significant costs, including increased capital expenditures and operating costs. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the CAA and associated state laws and regulations.

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

Endangered Species Considerations.    The federal Endangered Species Act, as amended (“ESA”), restricts activities that may affect endangered and threatened species or their habitats. If endangered species are located in areas of the underlying properties where Whiting or the other underlying property operators wish to conduct seismic surveys, development activities or abandonment operations, the work could be prohibited or delayed or expensive mitigation may be required. Moreover, as a result of a settlement approved by the U.S. District Court for the District of Columbia on September 9, 2011, the U.S. Fish and Wildlife Service is required to consider listing more than 250 species as endangered under the Endangered Species Act. Under the September 9, 2011 settlement, the federal agency is required to begin issuing decisions with respect to the 250 candidate species by the end of 2011. The designation of previously unprotected species as threatened or endangered in areas where underlying property operations are conducted could cause operators of those underlying properties, including Whiting, to incur increased costs arising from species protection measures or could result in limitations on their exploration and production activities that could have an adverse impact on their ability to develop and produce reserves.

Consideration of Environmental Issues in Connection with Governmental Approvals.    Whiting’s operations frequently require licenses, permits and/or other governmental approvals. Several federal statutes, including the

Outer Continental Shelf Lands Act (“OCSLA”), the National Environmental Policy Act (“NEPA”), and the Coastal Zone Management Act (“CZMA”) require federal agencies to evaluate environmental issues in connection with granting such approvals and/or taking other major agency actions. OCSLA, for instance, requires the U.S. Department of Interior to evaluate whether certain proposed activities would cause serious harm or damage to the marine, coastal or human environment. Similarly, NEPA requires the Department of Interior and other federal agencies to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency would have to prepare an environmental assessment and, potentially, an environmental impact statement. CZMA, on the other hand, aids states in developing a coastal management program to protect the coastal environment from growing demands associated with various uses, including offshore oil and gas development. In obtaining various approvals from the Department of Interior, Whiting must certify that it will conduct its activities in a manner consistent with all applicable regulations.

Whiting believes that it is in substantial compliance with all existing environmental laws and regulations applicable to the current operations of the underlying properties and that its continued compliance with existing requirements will not have a material adverse effect on the cash distributions to the Trust unitholders. For instance, Whiting did not incur any material capital expenditures for remediation or pollution control activities for the year ended December 31, 2011 with respect to these properties. Additionally, Whiting has informed the Trust that Whiting is not aware of any environmental issues or claims that will require material capital expenditures during 2012 with respect to these properties. However, there is no assurance that the passage of more stringent laws or implementing regulations in the future will not have a negative impact on the operations of these properties and the cash distributions to the Trust unitholders.

Item 1A.	Risk Factors

The amounts of cash distributions by the Trust are subject to fluctuation as a result of changes in oil, natural gas and natural gas liquid prices.

The reserves attributable to the underlying properties and the quarterly cash distributions of the Trust are highly dependent upon the prices realized from the sale of oil, natural gas and natural gas liquids. Prices of oil, natural gas and natural gas liquids applicable to the underlying properties can fluctuate widely on a quarter-to-quarter basis in response to a variety of factors that are beyond the control of the Trust and Whiting. These factors include, among others:

•	changes in regional, domestic and global supply and demand for oil and natural gas;

•	the actions of the Organization of Petroleum Exporting Countries;

•	the price and quantity of imports of foreign oil and natural gas;

•	political and economic conditions, including embargoes, in oil-producing countries or affecting other oil-producing activity, such as recent conflicts in the Middle East;

•	the level of global oil and natural gas exploration and production activity;

•	the effects of global credit, financial and economic issues;

•	the level of global oil and natural gas inventories;

•

developments of United States energy infrastructure, such as the recent announcement of the planned reversal of the Seaway pipeline from Cushing, Oklahoma to the Gulf Coast and the development of liquefied natural gas exporting facilities and the perceived timing thereof;

•	weather conditions;

•	technological advances affecting energy consumption;

•	domestic and foreign governmental regulations;

•	proximity and capacity of oil and natural gas pipelines and other transportation facilities;

•	the price and availability of competitors’ supplies of oil and gas in captive market areas;

•	the price and availability of alternative fuels; and

•	acts of force majeure.

Moreover, government regulations, such as regulation of natural gas gathering and transportation and possible price controls, can affect commodity prices in the long term.

Lower prices of oil, natural gas and natural gas liquids will reduce the amount of the net proceeds to which the Trust is entitled and may ultimately reduce the amount of oil, natural gas and natural gas liquids that is economic to produce from the underlying properties. As a result, the operator of any of the underlying properties could determine during periods of low commodity prices to shut in or curtail production from the underlying properties. In addition, the operator of these properties could determine during periods of low commodity prices to plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. Because these properties are mature, decreases in commodity prices could have a more significant effect on the economic viability of these properties as compared to more recently discovered properties. The commodity price sensitivity of these mature wells is due to a culmination of factors that vary from well to well, including the additional costs associated with water handling and disposal, chemicals, surface equipment maintenance, downhole casing repairs and reservoir pressure maintenance activities that are necessary to maintain production. As a result, the volatility of commodity prices may cause the amount of future cash distributions to Trust unitholders to fluctuate, and a substantial decline in the price of oil, natural gas or natural gas liquids will likely materially reduce the amount of cash available for distribution to the Trust unitholders.

Financial returns to purchasers of Trust units will vary in part based on how quickly 9.11 MMBOE are produced from the underlying properties and sold, and it is not known when that will occur.

The NPI will terminate at the time when 9.11 MMBOE have been produced and sold from the underlying properties (which amount is the equivalent of 8.20 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the NPI). The reserve report prepared by the Trust’s independent petroleum engineer dated as of December 31, 2011 (the “reserve report”) projects that 9.11 MMBOE will have been produced and sold from the underlying properties by August 31, 2015. However, the exact rate of production cannot be predicted with certainty and such amount may be produced before or after the date projected by the reserve report. If production attributable to the underlying properties is slower than estimated, then financial returns to Trust unitholders will be lower assuming constant prices because cash distributions attributable to such production will occur at a later date.

The reserves attributable to the underlying properties are depleting assets and production from those reserves will diminish over time. Furthermore, the Trust is precluded from acquiring other oil and natural gas properties or net profits interests to replace the depleting assets and production.

The net proceeds payable to the Trust from the NPI are derived from the sale of oil, natural gas and natural gas liquids produced from the underlying properties and proceeds, if any, received by Whiting upon settlement of the hedge contracts. The reserves attributable to the underlying properties are depleting assets, which means that those reserves will decline over time. For example, the current year reserve report reflects an aggregate depletion percentage of 93.4%, which is the percentage of the estimated ultimate total production from the underlying properties on a full economic life basis that has been produced from the properties’ inception through December 31, 2011. Total oil and natural gas production attributable to the underlying properties declined 5.9% from 2008 to 2009, 11.8% from 2009 to 2010 and 8.8% from 2010 to 2011. Also based on the 2011 reserve report, overall production for both oil and gas attributable to the underlying properties is expected to decline at rates ranging from 8% to 9% annually from 2012 through 2015. However, cash distributions to unitholders may decline at a faster rate than the rate of production due to fixed and semi-variable costs attributable to the underlying properties. Also, the anticipated rate of decline is an estimate and actual decline rates will likely vary from those estimated.

The NPI will terminate at the time when 9.11 MMBOE (8.20 MMBOE at the 90% NPI) have been produced and sold from the underlying properties, which is projected by the reserve report to occur by August 31, 2015. As of December 31, 2011, on a cumulative accrual basis 5.00 MMBOE of the Trust’s total 8.20 MMBOE have been produced and sold and a cumulative 0.02 MMBOE have been divested. Furthermore, the Trust agreement provides that the Trust’s business activities are limited to owning the NPI and any activity reasonably related to such ownership, including activities required or permitted by the terms of the conveyance related to the NPI. As a result, the Trust is not permitted to acquire other oil and natural gas properties or NPI to replace the depleting assets and production attributable to the NPI.

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

Because the net proceeds payable to the Trust are derived from the sale of depleting assets, the portion of the distributions to unitholders attributable to depletion should be considered a return of capital as opposed to a return on investment. Eventually, the NPI may cease to produce in commercial quantities and the Trust may, therefore, cease to receive any distributions of net proceeds therefrom.

The market price for the Trust units may not reflect the value of the NPI held by the Trust and, in addition, over time will decline to zero at termination of the Trust.

The trading price for publicly traded securities similar to the Trust units tends to be tied to recent and expected levels of cash distributions. The amounts available for distribution by the Trust will vary in response to numerous factors outside the control of the Trust, including prevailing prices for sales of oil, natural gas and natural gas liquid production attributable to the underlying properties. Consequently, the market price for the Trust units may not necessarily be indicative of the value that the Trust would realize if it sold the NPI to a third-party buyer. In addition, such market price may not necessarily reflect the fact that since the assets of the Trust are depleting assets, a portion of each cash distribution paid on the Trust units should be considered by investors as a return of capital, with the remainder being considered as a return on investment. As a result, distributions made to a unitholder over the life of these depleting assets may not equal or exceed the purchase price paid by the unitholder, and over time the market price of the Trust units will decline to zero at termination of the Trust.

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

•

assumptions about future prices of oil, natural gas and natural gas liquids, including differentials, production and development costs, gathering and transportation costs, severance and excise taxes and capital expenditures.

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

The revenues of the Trust, the value of the Trust units and the amount of cash distributions to the Trust unitholders will depend upon, among other things, oil, natural gas and natural gas liquid production and prices and the costs incurred to exploit oil and natural gas reserves attributable to the underlying properties. Drilling, production or transportation accidents that temporarily or permanently halt the production and sale of oil, natural gas and natural gas liquids at any of the underlying properties will reduce Trust distributions by reducing the amount of net proceeds available for distribution. For example, accidents may occur that result in personal injuries, property damage, damage to productive formations or equipment and environmental damages. Any costs incurred in connection with any such accidents that are not insured against will have the effect of reducing the net proceeds available for distribution to the Trust. Also, Whiting does not have insurance policies in effect that are intended to provide coverage for losses solely related to hydraulic fracturing operations. In addition, curtailments or damage to pipelines used to transport oil, natural gas and natural gas liquid production to markets for sale could reduce the amount of net proceeds available for distribution. Any such curtailment or damage to the gathering systems could also require finding alternative means to transport the oil, natural gas and natural gas liquid production from the underlying properties, which alternative means could result in additional costs that will have the effect of reducing net proceeds available for distribution.

Also, production and transportation of hydrocarbons bear an inherent risk of loss of containment. Potential consequences include loss of reserves, loss of production, loss of economic value associated with the affected wellbore, contamination of soil, ground water, and surface water, as well as potential fines, penalties or damages associated with any of the foregoing consequences.

Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays as well as adversely affect Whiting’s services.

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons from tight formations. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. Hydraulic fracturing has been utilized during the completion of wells drilled on the underlying properties, and Whiting believes that it may also be used in the future. The process is typically regulated by state oil and gas commissions. However, the EPA has asserted federal regulatory authority over hydraulic fracturing involving diesel under the Safe Drinking Water Act’s Underground Injection Control Program and has commenced drafting guidance for permitting authorities and the industry regarding the process for obtaining a permit for hydraulic fracturing involving diesel. Industry groups have filed suit challenging the EPA’s recent decision. At the same time, the EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities, with initial results of the study anticipated to be available by late 2012 and final results by 2014. Moreover, the EPA recently announced in October 2011 that it is also launching a study regarding wastewater resulting from hydraulic fracturing activities and currently plans to propose standards by 2014 that such wastewater must meet before being transported to a treatment plant. Other federal agencies are also examining hydraulic fracturing, including the U.S. Department of Energy (“DOE”), the U.S. Government Accountability Office and the White House Council for Environmental Quality. The U.S. Department of the Interior is also considering regulation of hydraulic fracturing activities on public lands. In addition, legislation called the Fracturing Responsibility and Awareness of Chemicals Act (“FRAC Act”) has been introduced in Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. Also, some states have adopted, and other states are considering adopting, regulations that could restrict or impose additional requirements relating to hydraulic fracturing in certain circumstances. For example, on June 17, 2011, Texas enacted a law that requires the disclosure of information regarding the substances used in the hydraulic fracturing process to the Railroad Commission of Texas (the entity that regulates oil and natural gas production) and the public. Such federal or state legislation could require the disclosure of chemical constituents used in the fracturing process to state or federal regulatory authorities who could then make such information publicly available. Disclosure of chemicals used in the fracturing process could make it easier for third parties opposing hydraulic fracturing to pursue legal proceedings against producers and service providers based on allegations that specific chemicals used in the fracturing process could adversely affect human health or the environment including groundwater. In addition, if hydraulic fracturing is regulated at the federal level, fracturing activities could become subject to additional permit requirements or operational restrictions and also to associated permitting delays, litigation risk and potential increases in costs. Further, at least three local governments in Texas have imposed temporary moratoria on drilling permits within city limits so that local ordinances may be reviewed to assess their adequacy to address such activities. No assurance can be given as to whether or not similar measures might be considered or implemented in the jurisdictions in which the underlying properties are located. If new laws or regulations that significantly restrict or otherwise impact hydraulic fracturing are passed by Congress or adopted in the states where the underlying properties are located, such legal requirements could make it more difficult or costly for Whiting to carry out hydraulic fracturing activities on the underlying properties and thereby could affect the determination of whether a well is commercially viable. In addition, restrictions on hydraulic fracturing could reduce the amount of oil and natural gas that Whiting is ultimately able to produce in commercially paying quantities from the underlying properties.

The Trust and the Trust unitholders have no voting or managerial rights with respect to the underlying properties. As a result, neither the Trust nor the unitholders have any ability to influence the operation of the underlying properties.

Oil and natural gas properties are typically managed pursuant to an operating agreement among the working interest owners of oil and natural gas properties. The typical operating agreement contains procedures whereby the owners of the working interests in the property designate one of the interest owners to be the operator of the property. Under these arrangements, the operator is typically responsible for making decisions relating to drilling activities, sale of production, compliance with regulatory requirements and other matters that affect the property. Neither the Trustee nor the Trust unitholders have any contractual ability to influence or control the field operations of, and sale of oil and natural gas from, the underlying properties, including underlying properties where Whiting is the operator. Also, the Trust unitholders have no voting rights with respect to the operators of these properties and, therefore, have no managerial, contractual or other ability to influence the activities of the operators of these properties.

Whiting has limited control over activities on the underlying properties Whiting does not operate, which could reduce production from the underlying properties and cash available for distribution to Trust unitholders.

Whiting is currently designated as the operator of approximately 67% of the underlying properties based on the December 31, 2011 standardized measure of discounted future net cash flows. However, for the 33% of the underlying properties that Whiting does not operate, Whiting does not have control over normal operating procedures or expenditures relating to such properties. The failure of an operator to adequately perform operations or an operator’s breach of the applicable agreements could reduce production from the underlying properties and the cash available for distribution to Trust unitholders. The success and timing of operational activities on properties operated by others therefore depends upon a number of factors outside of Whiting’s control, including the operator’s decisions with respect to timing and amount of capital expenditures, the inclusion of other participants in drilling wells, and the use of technology, as well as the operator’s expertise and financial resources and the operator’s relative interest in the underlying field. Operators may also opt to decrease operational activities following a significant decline in oil or natural gas prices. Because Whiting does not have a majority interest in most of the non-operated properties comprising the underlying properties, Whiting may not be in a position to remove the operator in the event of poor performance. Accordingly, while Whiting has agreed to use commercially reasonable efforts to cause the operator to act as a reasonably prudent operator, it will be limited in its ability to do so.

Whiting or other operators may abandon individual wells or properties that it or they reasonably believe to be uneconomic.

Whiting or other operators may abandon any well if it or they reasonably believe that the well can no longer produce oil or natural gas in commercially economic quantities. This could result in termination of the NPI relating to the abandoned well.

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

If production costs of the underlying properties and payments made by Whiting to the hedge contract counterparty exceed the proceeds of production, the Trust will not receive net proceeds until future proceeds from production exceed the total of the excess costs plus accrued interest during the deficit period. If the Trust does not receive net proceeds pursuant to the NPI, or if such net proceeds are reduced, the Trust will not be able to distribute cash to the Trust unitholders, or such cash distributions will be reduced, respectively.

An increase in the differential or decrease in the premium between the NYMEX or other benchmark price of oil and natural gas and the wellhead price received could reduce cash distributions by the Trust and the value of Trust units.

Oil and natural gas production from the underlying properties is usually sold at a discount, but sometimes at a premium to the relevant benchmark prices, such as NYMEX, that are used for calculating hedge positions. A negative difference between the benchmark price and the price received is called a differential and a positive difference is called a premium. The differential and premium may vary significantly due to market conditions, the quality and location of production and other risk factors. Whiting cannot accurately predict oil and natural gas differentials and premiums. Increases in the differential and decreases in the premium between the benchmark price for oil and natural gas and the wellhead price received could reduce cash distributions by the Trust and the value of the Trust units.

Shortages or increases in costs of oil field equipment, services and qualified personnel could delay production, thereby reducing the amount of cash available for distribution.

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

Whiting has entered into hedge contracts, which are structured as costless collar arrangements, that will hedge approximately 62% of the crude oil volumes and 68% of the natural gas volumes expected to be produced from the underlying properties through December 31, 2012. These hedge contracts, however, do not cover all of the oil and natural gas volumes that are expected to be produced during the term of the Trust. Because of the differential between NYMEX or other benchmark prices of oil and natural gas and the wellhead price received, hedge contracts may not totally offset the effects of price fluctuations. Whiting has not entered into any hedge contracts relating to oil and natural gas volumes expected to be produced after 2012, and the terms of the conveyance of the NPI prohibit Whiting from entering into new hedging arrangements. As a result, the amounts of the cash distributions may fluctuate significantly after 2012 as a result of changes in commodity prices because there will be no hedge contracts in place to reduce the effects of any changes in commodity prices. The hedge contracts may also limit the amount of cash available for distribution if prices increase. In addition, the hedge contracts are subject to the nonperformance of the counterparty and other risks. For a discussion of the hedge contracts, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of this Annual Report on Form 10-K.

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

Significant costs and liabilities can be incurred as a result of environmental and safety requirements applicable to the oil and natural gas exploration, development and production activities of the underlying properties. These costs and liabilities could arise under a wide range of federal, state and local environmental and safety laws, regulations, and enforcement policies, which legal requirements have tended to become increasingly strict over time. Numerous governmental authorities, such as the EPA and analogous state agencies have the power to enforce compliance with these laws and regulations and the permits issued under them, oftentimes requiring difficult and costly actions. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, imposition of cleanup and site restoration costs and liens, and to a lesser extent, issuance of injunctions to limit or cease operations. In addition, claims for damages to persons, property or natural resources may result from environmental and other impacts on the operations of the underlying properties.

Strict, joint and several liability may be imposed under certain environmental laws and regulations, which could result in liability being imposed on Whiting with respect to its portion of the underlying properties due to the conduct of others or from Whiting’s actions even if such actions were in compliance with all applicable laws at the time those actions were taken. Private parties, including the surface estate owners of the real properties at which the underlying properties are located and the owners of facilities where petroleum hydrocarbons or wastes resulting from operations at the underlying properties are taken for reclamation or disposal, may also have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property damages. New laws, regulations or enforcement policies could be more stringent and impose unforeseen liabilities or significantly increase compliance costs. If it were not possible to recover the resulting costs for such liabilities or non-compliance through insurance or increased revenues, then these costs could have a material adverse effect on the cash distributions to the Trust unitholders.

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

On December 15, 2009, the EPA published its findings that emissions of carbon dioxide, methane, and other greenhouse gases (“GHG”) present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climate changes. Based on these findings, the EPA has begun adopting and implementing regulations that restrict emissions of GHG under existing provisions of the CAA, including one rule that limits emissions of GHG from motor vehicles beginning with the 2012 model year. The EPA has asserted that these final motor vehicle GHG emission standards trigger the CAA construction and operating permit requirements for stationary sources, commencing when the motor vehicle standards took effect on January 2, 2011. On June 3, 2010, the EPA published its final rule to address the permitting of GHG emissions from stationary sources under the Prevention of Significant Deterioration (“PSD”) and Title V permitting programs. This rule “tailors” these permitting programs to apply to certain stationary sources of GHG emissions in a multi-step process, with the largest sources first subject to permitting. Further, facilities required to obtain PSD permits for their GHG emissions are required to reduce those emissions consistent with guidance for determining “best available control technology” standards for GHG, which guidance was published by the EPA in November 2010. Also in November 2010, the EPA expanded its existing GHG reporting rule to include onshore oil and natural gas production, processing, transmission, storage, and distribution facilities. This rule requires reporting of GHG emissions from such facilities on an annual basis with reporting beginning in 2012 for emissions occurring in 2011. The underlying properties are subject to these reporting requirements.

In addition, both houses of Congress have actively considered legislation to reduce emissions of GHG, and many states have already taken legal measures to reduce emissions of GHG, primarily through the development of GHG inventories, greenhouse gas permitting and/or regional GHG cap and trade programs. Most of these cap and trade programs work by requiring either major sources of emissions or major producers of fuels to acquire and surrender emission allowances, with the number of allowances available for purchase reduced each year until the overall GHG emission reduction goal is achieved. In the absence of new legislation, the EPA is issuing new regulations that limit emissions of GHG associated with the operations of the underlying properties which will require Whiting to incur costs to inventory and reduce emissions of GHG associated with the operations of the underlying properties and which could adversely affect demand for the oil and natural gas produced. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHG in the atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on the Trust’s assets and the amount of cash available for distribution to Trust unitholders.

The Trust has not requested a ruling from the IRS regarding the tax treatment of ownership of the Trust units. If the IRS were to determine (and be sustained in that determination) that the Trust is not a “grantor trust” for federal income tax purposes, or that the NPI is not properly treated as a production payment (and thus could fail to qualify as a debt instrument) for federal income tax purposes, the Trust unitholders may receive different and less advantageous tax treatment than they anticipated.

If the Trust were not treated as a grantor trust for federal income tax purposes, the Trust should be treated as a partnership for such purposes. Although the Trust would not become subject to federal income taxation at the entity level as a result of treatment as a partnership, and items of income, gain, loss and deduction would flow through to the Trust unitholders, the Trust’s tax reporting requirements would be more complex and costly to implement and maintain, and its distributions to unitholders could be reduced as a result.

If the NPI were not treated as a debt instrument, any deductions allowed to an individual Trust unitholder in their recovery of basis in the NPI may be itemized deductions, the deductibility of which would be subject to limitations that may or may not apply depending upon the unitholder’s circumstances.

Neither Whiting nor the Trustee has requested a ruling from the IRS regarding these tax questions, and neither Whiting nor the Trust can assure that such a ruling would be granted if requested or that the IRS will not challenge this position on audit.

Thus, no assurance can be provided that the opinions and statements set forth in the discussion of U.S. federal income tax consequences would be sustained by a court if contested by the IRS. Any contest of this sort with the IRS may materially and adversely impact the market for the Trust units and the prices at which Trust units trade. In addition, the costs of any contest with the IRS (whether or not such challenge is successful), principally legal, accounting, and related fees, will result in a reduction in cash available for distribution to the Trust unitholders, and thus will be borne indirectly by the Trust unitholders.

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

Whiting operates approximately 67% of the underlying properties based on the December 31, 2011 standardized measure of discounted future net cash flows. The conveyance provides that Whiting will be obligated to market, or cause to be marketed, the production related to underlying properties for which it operates. In addition, Whiting is obligated to use the proceeds it receives upon the settlement of the hedge contracts to offset operating expenses relating to the underlying properties, with certain restrictions.

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

The tax treatment of an investment in Trust units could be affected by recent and potential legislative, judicial or administrative changes and differing opinions, possibly on a retroactive basis.

The U.S. federal income tax treatment of an investment in the Trust may be modified by administrative or legislative changes, or by judicial interpretation, at any time, possibly on a retroactive basis. For example, the Health Care and Education Affordability Reconciliation Act of 2010 includes a provision that, in taxable years beginning after December 31, 2012, subjects an individual having modified adjusted gross income in excess of $200,000 or ($250,000 for married taxpayers filing joint returns) to a “medicare tax” equal generally to 3.8% of the lesser of such excess of the individual’s net investment income, which appears to include interest income derived from investments such as the Trust units as well as any net gain from the disposition of Trust units. In addition, absent new legislation extending the current rates, beginning January 1, 2013, the highest marginal U.S. federal income tax rate will increase to 39.6% for ordinary income and 20% on long-term capital gains. Moreover, these rates are subject to change by new legislation at any time. Lastly, absent any new legislation affecting the matter, beginning January 1, 2013, itemized deductions that are otherwise allowable will be reduced by the lesser of (i) 3% of adjusted gross income over $100,000 ($50,000 in the case of a separate return by a married individual), as adjusted for inflation and (ii) 80% of the amount of itemized deductions that are otherwise allowable.

Trust unitholders will be required to pay taxes on their share of the Trust’s income even if they do not receive any cash distributions from the Trust.

For income tax purposes, Trust unitholders are treated as if they own the Trust’s taxable asset (which for tax purposes, is a loan receivable owed to the Trust from Whiting) and they receive the Trust’s income and are directly taxable thereon as if no trust were in existence. The Trust unitholders generally do not receive cash distributions from the Trust equal to their share of the Trust’s taxable income or even equal to the actual tax liability that results from that income. Because the Trust typically generates taxable income that is different in amount than the cash the Trust distributes, the Trust unitholders will be required to pay any federal income taxes and, in some cases, state and local income taxes on their share of the Trust’s taxable income even if they receive no cash distributions from the Trust.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Description of the Underlying Properties

The underlying properties consist of Whiting’s net interests in certain oil and natural gas producing properties as of the date of the conveyance of the NPI to the Trust, which are located primarily in the Rocky Mountains, Mid-Continent, Permian Basin and Gulf Coast regions of the United States. The underlying properties include interests in 3,082 gross (370.4 net) producing oil and natural gas wells located in 167 fields on approximately 205,500 gross (73,600 net) acres in 14 states. Whiting has acquired interests in these properties through various acquisitions that have occurred during its 28 year existence prior to the conveyance. For the year ended December 31, 2011, the net production attributable to the underlying properties was 1,203 MBOE or 3.3 MBOE/d. Whiting operates approximately 67% of the underlying properties based on the December 31, 2011 standardized measure of discounted future net cash flows.

Whiting’s interests in the oil and natural gas properties comprising the underlying properties require Whiting to bear its proportionate share, along with the other working interest owners, of the costs of development and operation of such properties. Many of the properties comprising the underlying properties are burdened by non-working interests owned by third parties and royalty interests retained by the owners of the land subject to the working interests. These landowners’ royalty interests typically entitle the landowner to receive at least 12.5% of the revenue derived from oil and natural gas production from wells drilled on the landowner’s land, without any deduction for drilling costs or other costs related to production of oil and natural gas. A working interest percentage represents a working interest owner’s proportionate ownership interest in a property in relation to all other working interest owners in that property, whereas a net revenue interest is a working interest owner’s percentage of production and revenue, after reducing such interest by the percentage of burdens on production such as royalties and overriding royalties.

The NPI entitles the Trust to receive 90% of the net proceeds from the sale of 9.11 MMBOE (8.20 MMBOE at the 90% NPI) of production from the underlying properties. As of December 31, 2011, on a cumulative accrual basis 5.00 MMBOE (61%) of the Trust’s total 8.20 MMBOE have been produced and sold, a cumulative 0.02 MMBOE have been divested, and the remaining balance is expected to be produced by August 31, 2015 based on the Trust’s year-end 2011 reserve report. However, the reserve report is based on the assumptions included therein. See “Risk Factors” in Item 1A of this Annual Report on Form 10-K for additional discussion. The rate of future production cannot be predicted with certainty, and 9.11 MMBOE (8.20 MMBOE at the 90% NPI) may be produced before or after the currently projected date. The proved reserves attributable to the underlying properties include all proved reserves expected to be economically produced during the remaining full life of the properties, whereas the Trust is entitled to only receive 90% of the net proceeds from the sale of production of oil, natural gas and natural gas liquids attributable to the underlying properties during the term of the NPI.

Whiting’s interest in the underlying properties, after deducting the NPI, entitles it to 10% of the net proceeds from the sale of oil, natural gas and natural gas liquids production attributable to the underlying properties during the term of the NPI and all of the net proceeds thereafter. In addition, the Trust units retained by Whiting represent 15.8% of the Trust units outstanding. Whiting’s retained ownership interests in the underlying properties and its ownership of Trust units considered together entitle Whiting to receive approximately 24.2% of the net proceeds from the underlying properties during the term of the Trust, thereby providing Whiting an incentive to operate (or cause to be operated) the underlying properties in an efficient and cost-effective manner. In addition, Whiting has agreed to operate these properties as a reasonably prudent operator in the same manner that it would operate them if these properties were not burdened by the NPI, and Whiting has agreed to use commercially reasonable efforts to cause the other operators to operate these properties in the same manner.

In general, the producing wells to which the underlying properties relate have established production profiles. Based on the reserve report, annual production from the underlying properties is expected to decline at rates ranging from 8% to 9% annually from 2012 through 2015. However, cash distributions to unitholders may decline at a faster rate than the rate of production due to fixed and semi-variable costs attributable to the underlying properties.

Reserves

As of December 31, 2011, all of the Trust’s oil and gas reserves are attributable to properties within the United States. The following table summarizes estimated proved reserves (developed and undeveloped) and the standardized measure of discounted future net cash flows as of December 31, 2011 based on average fiscal-year prices (calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period ended December 31, 2011) attributable to the Trust based on the term of its NPI and the underlying properties on a full economic life basis (dollars in thousands):

	Whiting USA Trust I(2) (90% NPI through August 2015)			Underlying Properties (100% Full Economic Life)
	Oil(3) (MBbl)	Natural Gas (Mcf)	MBOE	Oil(3) (MBbl)	Natural Gas (Mcf)	MBOE
Proved reserves:
Developed	2,091	6,602	3,192	9,181	23,030	13,019
Undeveloped	—	—	—	—	—	—

Total proved — December 31, 2011	2,091	6,602	3,192	9,181	23,030	13,019

Standardized measure(1)			$108,730			$234,511

(1)	Standardized measure as of December 31, 2011. No provision for federal or state income taxes has been provided because taxable income is passed through to the unitholders of the Trust. Therefore, the standardized measure of the Trust and of the underlying properties is equal to their corresponding pre-tax PV 10% values.

(2)	The Trust’s estimated proved reserves as of December 31, 2011 on a 90% basis were 3,192 MBOE, which reserve amount includes only those quantities of proved reserves in the underlying properties that are available to satisfy the interests of Trust unitholders and does not include the remaining 10% of proved reserves in the underlying properties to which only Whiting would be entitled.

(3)	Oil includes natural gas liquids.

The above tables do not include any proved undeveloped reserve quantities as of December 31, 2011 because the underlying properties consist of mature producing properties that are essentially fully developed. Technical studies have not identified any drilling locations that meet the criteria of proved undeveloped reserves, nor has any future capital been committed for the development of proved undeveloped reserves on the underlying properties.

Proved reserves.    Estimates of proved reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, price changes and other factors. Oil and gas reserve quantities and related discounted future net cash flows have been derived from oil and gas prices calculated using an average of the first-day-of-the month price for each month within the most recent 12 months, pursuant to current SEC and FASB guidelines. Assumptions used to estimate reserve quantities and related discounted future net cash flows also include costs for estimated future production expenditures required to produce the proved reserves as of December 31, 2011. Future net cash flows are discounted at an annual rate of 10%. There is no provision for federal income taxes with respect to the future net cash flows attributable to the underlying properties or to the NPI because future net revenues are not subject to taxation at the Trust level. See “Federal Income Tax Matters” in Item 1 of this Annual Report on Form 10-K for more information.

A rollforward of changes in net proved reserves attributable to the Trust from January 1, 2009 to December 31, 2011, and the calculation of the standardized measure of the related discounted future net revenues are contained in the Supplemental Oil And Gas Reserve Information (Unaudited) in the notes to the financial statements of the Trust included in this Annual Report on Form 10-K. Whiting has not filed reserve estimates covering the underlying properties with any other federal authority or agency.

In 2011, revisions to previous estimates decreased proved reserves by a net amount of 71 MBOE. Included in these revisions were 0.5 Bcf of downward adjustments to natural gas, primarily due to lower gas prices of $4.10 per Mcf in reserve estimates at December 31, 2011, as compared to gas prices of $4.17 per Mcf at December 31, 2010. This downward revision in natural gas reserves was partially offset by 8 MBbl of upward adjustments to crude oil reserves primarily due to higher oil prices of $84.19 per Bbl in reserve estimates at December 31, 2011, as compared to $68.77 per Bbl of oil at December 31, 2010.

Preparation of reserves estimates.    Whiting has advised the Trust that it maintains adequate and effective internal controls over the reserve estimation process as well as the underlying data upon which reserve estimates are based. The primary inputs to the reserve estimation process are comprised of technical information, financial data, ownership interests and production data. All field and reservoir technical information, which is updated annually, is assessed for validity when the reservoir engineers hold technical meetings with geoscientists, operations and land personnel to discuss field performance. Current revenue and expense information is obtained from Whiting’s accounting records, which are subject to their own set of internal controls over financial reporting. Internal controls over financial reporting are assessed for effectiveness annually using the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. All current financial data such as commodity prices, lease operating expenses, production taxes and field commodity price differentials are updated in the reserve database and then analyzed to ensure that they have been entered accurately and that all updates are complete. Whiting’s current ownership in mineral interests and well production data are also subject to the aforementioned internal controls over financial reporting, and they are incorporated in the reserve database as well and verified to ensure their accuracy and completeness. Once the reserve database has been entirely updated with current information, and all relevant technical support material has been assembled, the Trust’s independent engineering firm Cawley, Gillespie & Associates, Inc. (“CG&A”) meets with Whiting’s technical personnel in Whiting’s Denver and Midland offices to review field performance. Following these reviews the reserve database is furnished to CG&A so that they can prepare their independent reserve estimates and final report. Access to Whiting’s reserve database is restricted to specific members of the reservoir engineering department.

CG&A is a Texas Registered Engineering Firm. The primary contact at CG&A is Mr. Robert Ravnaas, Executive Vice President. Mr. Ravnaas is a State of Texas Licensed Professional Engineer. See Appendix 1 and Exhibit 99 of this Annual Report on Form 10-K for the Report of Cawley, Gillespie & Associates, Inc. and further information regarding the professional qualifications of Mr. Ravnaas.

Whiting’s Vice President of Reservoir Engineering and Acquisitions is responsible for overseeing the preparation of the reserves estimates. He has over 38 years of experience, the majority of which has involved reservoir engineering and reserve estimation, holds a Bachelor’s degree in Petroleum Engineering from the University of Wyoming, holds an MBA from the University of Denver and is a registered Professional Engineer. He has also served on the national Board of Directors of the Society of Petroleum Evaluation Engineers.

As noted above, the current reserve report projects that 9.11 MMBOE attributable to the NPI will be produced from the underlying properties by August 31, 2015, which differs from the November 30, 2015 projected date in the December 31, 2010 reserve report. This change is primarily due to the higher price assumptions for oil being used in the independent engineers’ report as of December 31, 2011 as compared to the reserve report prepared as of December 31, 2010. The application of the higher prices in the reserve estimates extends the estimated economic producing lives and increases the estimated overall recoverable reserve quantities of wells producing at lower rates. The projected time to produce the remaining reserves attributable to the Trust is therefore reduced. Numerous uncertainties are inherent in estimating reserve volumes and values, and the estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of the reserves may vary significantly from the estimates. In addition, the reserves and net revenues attributable to the NPI include only 90% of the reserves attributable to the underlying properties that are expected to be produced within the term of the NPI.

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

The underlying properties are interests in developed properties located in oil and natural gas producing regions outlined in the chart below. The following is a summary of the number of fields and approximate acreage of these properties by region at December 31, 2011. Undeveloped acreage is not significant.

Regions	Number of Fields	Total Acreage
		Gross	Net
Mid-Continent	56	67,741	31,214
Rocky Mountains	61	76,826	29,608
Permian Basin	28	25,412	7,551
Gulf Coast	22	35,472	5,187

Total	167	205,451	73,560

The following is a summary of the producing wells on the underlying properties as of December 31, 2011:

	Operated Wells		Non-Operated Wells		Total Wells
	Gross	Net	Gross	Net	Gross	Net
Oil	276	174.2	2,109	83.8	2,385	258.0
Natural gas	72	49.8	625	62.6	697	112.4

Total	348	224.0	2,734	146.4	3,082	370.4

The following is a summary of the number of developmental wells drilled on the underlying properties during the last three years. A dry well is an exploratory, development or extension well that proves to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well. A productive well is an exploratory, development or extension well that is not a dry well. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled and quantities of reserves found. Whiting did not drill any exploratory wells on the underlying properties during the periods presented. There were three wells that were in the process of being drilled as of December 31, 2011.

	Year Ended December 31,
	2011		2010		2009
	Gross	Net	Gross	Net	Gross	Net
Productive
Oil wells	7	1.0	9	2.5	4	0.1
Natural gas wells	6	0.2	3	—	2	0.2
Dry	2	0.5	1	0.1	—	—

Total	15	1.7	13	2.6	6	0.3

Oil and Natural Gas Production

The table below shows total oil and gas production, average sales prices and average production costs attributable to underlying properties:

	Year Ended December 31,
	2011	2010	2009
Net production:
Oil production (MBbls)	740	792	871
Natural gas production (MMcf)	2,778	3,156	3,740
Total production (MBOE)	1,203	1,318	1,494
Average daily production (MBOE/d)	3.3	3.6	4.1
Magnolia field production(1):
Oil production (MBbls)	128	124	124
Natural gas production (MMcf)	165	166	179
Total production (MBOE)	156	152	153
Average sales prices:
Oil (per Bbl)	$82.63	$66.58	$47.86
Natural gas (per Mcf)	$4.17	$4.37	$3.58
Production costs per BOE(2)	$20.11	$17.07	$16.65

(1)	Magnolia field was the only field that contained 15% or more of the total proved reserve volumes at December 31, 2011.

(2)	Production costs reported above exclude from lease operating expenses ad valorem taxes of $1.1 million ($0.88/BOE), $1.0 million ($0.78/BOE) and $0.9 million ($0.65/BOE) for the years ended December 31, 2011, 2010 and 2009, respectively.

Producing wells the Trust has an interest in are part of 14 enhanced oil recovery waterflood projects, and aggregate production from such enhanced oil recovery fields averaged 474 BOE/d during 2011 or 14% of 2011 daily production from the underlying properties. For these areas, Whiting needs to use enhanced recovery techniques in order to maintain oil and gas production from these fields.

Delivery Commitments

Neither the Trust nor the underlying properties are committed to deliver fixed quantities of oil or gas in the future under existing contracts or agreements.

Major Producing Areas

The underlying properties are located in several major onshore producing basins in the continental United States. Whiting believes this broad distribution provides a buffer against regional trends that may negatively impact production or prices. Based on the standardized measure of discounted future net cash flows at

December 31, 2011, approximately 67% of these properties were operated by Whiting. Based on annual 2011 production attributable to the underlying properties, approximately 61% of production was crude oil and natural gas liquids and 39% of production was natural gas. These properties are located in mature fields and have established production profiles. However, production and distributions to the Trust will decline over time.

Mid-Continent Region.    The underlying properties in the Mid-Continent region are located in Arkansas, Oklahoma, Kansas and Michigan. These properties include 56 fields of which Whiting operates wells in 26 of these fields. There are two significant fields located in Arkansas. The Magnolia Smackover Pool Unit, the largest single field in the underlying properties, produces from the Smackover Lime. The second Arkansas field is the Stephens-Smart field, producing from the Buckrange and Travis Peak. The major fields and areas in Oklahoma are located in the Anadarko Basin and include Putnam Field, Mocane-Laverne Gas Area, Sho-Vel-Tum Field and Nobscot Northwest Field, which primarily produce from the Oswego, Hunton, Penn, Morrow, Red Fork and Cottage Grove zones. Case Field is the major Michigan field in the region and produces from the Silurian Niagaran zone. For the year ended December 31, 2011, the net production attributable to the underlying properties in the region was 453.4 MBOE or 1.2 MBOE/d.

Rocky Mountains Region.    The underlying properties in the Rocky Mountains region are located in two distinct areas. The first, from which crude oil is primarily produced, includes the Williston Basin in North Dakota and Montana as well as the Bighorn and Powder River Basins of Wyoming, while the second, from which natural gas is primarily produced, includes southwest Wyoming, Colorado and Utah. These properties include 61 fields, and Whiting operates wells in 31 of these fields. The major North Dakota fields in this region include the Bell Field and the Fryberg Field that produce from Tyler sandstone; the Whiskey Joe, Teddy Roosevelt, Sherwood and Davis Creek Fields that produce from various intervals in the Madison; the Hiline Unit that produces from the Lodgepole; and the Big Dipper Field that produces from the Duperow and Red River zones. In Montana, the major fields include the Bainville Field and Palomino Fields that produce primarily from the Nisku zone, and the Oxbow Field that produces from the Nisku and Red River zones. The major Wyoming fields in this region include the Sage Creek Field in the Bighorn Basin that produces from the Tensleep and Madison zones and the Kiehl Field in the Powder River Basin, which produces from the Minnelusa formation and is under waterflood. The Ignacio Blanco Field is the major Colorado field in this region and produces from the Fruitland Coal zone. For the year ended December 31, 2011, the net production attributable to the underlying properties in the region was 444.4 MBOE or 1.2 MBOE/d.

Permian Basin Region.    The Permian Basin Region is one of the major hydrocarbon producing provinces in the continental United States. The underlying properties in the Permian Basin region are located in Texas and New Mexico. These properties include 28 fields, and Whiting operates wells in 10 of these fields. The major fields in this region include the Iatan East Howard Field, which produces from the San Andres, Glorieta and Clearfork zones; the Fullerton Field, which is unitized and produces from the Clearfork zone; and the Patricia Field, which produces from the Sprayberry and Fusselman zones. For the year ended December 31, 2011, the net production attributable to the underlying properties in the region was 177.6 MBOE or 0.5 MBOE/d.

Gulf Coast Region.    The underlying properties in the Gulf Coast region are located in Texas, Louisiana, Mississippi and Alabama. These properties include 22 onshore fields, and Whiting operates wells in one of these fields. The major field in this region is the Mestena Grande Field located in Texas, which produces from the Queen City zone. For the year ended December 31, 2011, the net production attributable to the underlying properties in the region was 127.2 MBOE or 0.3 MBOE/d.

Abandonment and Sale of Underlying Properties

Whiting has the right to abandon its interest in any well or property comprising a portion of the underlying properties if, in its opinion, such well or property ceases to produce or is not capable of producing in commercially paying quantities. To reduce or eliminate the potential conflict of interest between Whiting and the Trust in determining whether a well is capable of producing in commercially paying quantities, Whiting has agreed to operate the underlying properties as a reasonably prudent operator in the same manner that it would operate if these properties were not burdened by the NPI, and Whiting has agreed to use commercially reasonable efforts to cause the other operators to operate these properties in the same manner. For the years ended December 31, 2011, 2010 and 2009, there were 8, 20 and 17 gross wells, respectively, that were plugged and abandoned on the underlying properties, based on the determination that such wells were no longer economic to operate.

In addition, Whiting may, without the consent of the Trust unitholders, require the Trust to release the NPI associated with any lease that accounts for less than or equal to 0.25% of the total production from the underlying properties in the prior 12 months and provided that the NPI covered by such releases cannot exceed, during any 12-month period, an aggregate fair market value to the Trust of $500,000. These releases will be made only in connection with a sale by Whiting of the relevant underlying properties and are conditioned upon the Trust receiving an amount equal to the fair value to the Trust of such NPI. Any net sales proceeds paid to the Trust are distributable to Trust unitholders in the quarter in which they are received. During 2011, Whiting had no divestitures of Trust properties. Whiting includes all such proceeds from Trust property divestitures in its NPI distributions to the Trust.

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

Item 3.	Legal Proceedings.

Currently, there are not any legal proceedings pending to which the Trust is a party or of which any of its property is the subject.

Item 4.	Mine Safety Disclosures.

Not applicable.

P A R T    II

Item 5.	Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.

The Trust units commenced trading on the New York Stock Exchange on April 30, 2008 under the symbol “WHX.” Prior to April 30, 2008, there was no established public trading market for the Trust units. The high and low sales prices per unit for each quarter in 2011 and 2010 were as follows:

	For the Year Ended December 31,
	2011		2010
	High	Low	High	Low
First quarter (January 1 through March 31)	$24.72	$14.65	$18.99	$16.52
Second quarter (April 1 through June 30)	$18.17	$14.02	$23.94	$15.01
Third quarter (July 1 through September 30)	$18.25	$15.25	$22.25	$15.79
Fourth quarter (October 1 through December 31)	$18.85	$15.35	$24.24	$20.00

At December 31, 2011, the 13,863,889 units outstanding were held by three unitholders of record.

Distributions

Each quarter, the Trustee determines the amount of funds available for distribution to the Trust unitholders. Available funds are the excess cash, if any, received by the Trust from the NPI and other sources (such as interest earned on any amounts reserved by the Trustee) that quarter, over the Trust’s expenses for that quarter. Available funds are reduced by any cash the Trustee decides to hold as a reserve against future liabilities. Quarterly cash distributions during the term of the Trust are made by the Trustee generally no later than 60 days following the end of each quarter (or the next succeeding business day) to the Trust unitholders of record on the 50th day following the end of each quarter. The table below presents the net cash proceeds for each quarter of 2011 and 2010 attributable to the 90% NPI, the estimated Trust expenses, Montana state income taxes reserved for by the Trustee and the resulting distributable income per Trust unit (dollars in thousands, except distributable income per unit).

2011 Quarterly Distributions	Net Cash Proceeds (90% NPI)	Estimated Trust Expense	Montana State Income Tax Withholdings	Distributable Income per Unit
First quarter	$9,567	$250	$58	$0.667847
Second quarter	10,313	150	59	0.728739
Third quarter	11,684	175	84	0.824101
Fourth quarter	10,369	175	62	0.730866

Total	$41,933	$750	$263	$2.951553

2010 Quarterly Distributions	Net Cash Proceeds (90% NPI)	Estimated Trust Expense	Montana State Income Tax Withholdings	Distributable Income per Unit
First quarter	$9,466	$200	$71	$0.663181
Second quarter	10,023	250	55	0.700986
Third quarter	10,551	250	37	0.740332
Fourth quarter	8,402	100	56	0.594796

Total	$38,442	$800	$219	$2.699295

Subsequent to year end, on February 29, 2012, a distribution of $0.721468 per Trust unit was paid to Trust unitholders owning Trust units as of February 17, 2012. The distribution consisted of net cash proceeds of $10.0 million paid by Whiting to the Trust, which included cash receipts of $1.3 million (90% of $1.4 million) for commodity derivative contracts settled for October through December 2011, less a provision of $175,000 for estimated Trust expenses and $69,478 for Montana state income tax withholdings.

Equity Compensation Plans

The Trust does not have any employees and, therefore, does not maintain any equity compensation plans.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

There were no purchases of Trust units by the Trust or any affiliated purchaser during the fourth quarter of 2011.

Item 6.	Selected Financial Data.

The following table sets forth selected data for the Trust for the years ended December 31, 2011, 2010 and 2009 and as of December 31, 2011, 2010 and 2009 based on the Trust’s audited financial statements (dollars and shares in thousands, except distributable income per unit):

	Year Ended December 31,
	2011	2010	2009
Income from net profits interest	$41,933	$38,442	$38,348
Distributable income	$40,920	$37,422	$37,117
Distributable income per unit	$2.951553	$2.699295	$2.677239

	December 31,
	2011	2010	2009
Trust corpus	$46,593	$61,999	$79,346
Total assets at year-end	$46,739	$62,144	$79,583
Trust units outstanding	13,864	13,864	13,864

Item 7.	Trustee’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Oil and gas prices historically have been volatile and may fluctuate widely in the future. The following table highlights these price trends by listing quarterly average NYMEX crude oil and natural gas prices for the periods indicated through September 30, 2011 (as the 2011 NPI distributions are affected only by October 2010 through September 2011 oil prices and by September 2010 through August 2011 natural gas prices):

	2009		2010				2011
	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3
Crude oil (per Bbl)	$68.29	$76.17	$78.79	$77.99	$76.21	$85.18	$94.25	$102.55	$89.81
Natural gas (per MMBtu)	$3.40	$4.16	$5.30	$4.09	$4.39	$3.81	$4.10	$4.32	$4.20

Although oil prices fell significantly after reaching highs in the third quarter of 2008, they have experienced a rebound in 2010 and 2011. Natural gas prices have likewise fallen significantly since their peak in the third quarter of 2008 but have remained low throughout 2009, 2010 and 2011. In addition, natural gas prices for 2012 have declined since year-end 2011. For example, the settled NYMEX prices for natural gas for the months of January and February 2012 were $3.08 per MMBtu and $2.68 per MMBtu, respectively.

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

Trust termination.    The NPI will terminate when 9.11 MMBOE have been produced and sold from the underlying properties (which amount is equivalent to 8.20 MMBOE attributable to the NPI), and the Trust will soon thereafter wind up its affairs and terminate, after which it will pay no further distributions. Since the assets of the Trust are depleting assets, a portion of each cash distribution paid on the Trust units should be considered by investors as a return of capital, with the remainder being considered as a return on investment. As a result, the market price of the Trust units will decline to zero at termination of the Trust. For additional discussion of the estimated date when 9.11 MMBOE (8.20 MMBOE at the 90% NPI) will be produced and sold from the underlying properties and when the Trust will soon thereafter wind up its affairs and terminate, see “Description of the Underlying Properties” in Item 2 of this Annual Report on Form 10-K.

For a discussion of material changes to proved reserves, see “Reserves” in Item 2 of this Annual Report on Form 10-K. Additionally, for a discussion of the need to use enhanced recovery techniques, see “Oil and Natural Gas Production” in Item 2 of this Annual Report on Form 10-K.

Results of Trust Operations

The following is a summary of income from net profits interest received by the Trust for the years ended December 31, 2011, 2010 and 2009, consisting of the February, May, August and November distributions for each respective year (dollars in thousands, except per Bbl, per Mcf and per BOE amounts):

	Year Ended December 31,
	2011		2010		2009
Sales volumes:
Oil from underlying properties (MBbls)	760	(a)	804	(b)	847	(c)
Natural gas from underlying properties (MMcf)	2,947	(a)	3,335	(b)	3,664	(c)

Total production (MBOE)	1,251		1,360		1,458
Average sales prices:
Oil (per Bbl)	$80.16		$65.39		$48.29
Effect of oil hedges on average price (per Bbl)	—		0.25		14.21

Oil net of hedging (per Bbl)	$80.16		$65.64		$62.50
Natural gas (per Mcf)	$4.12		$4.26		$4.13
Effect of natural gas hedges on average price (per Mcf)	1.51		1.23		1.26

Natural gas net of hedging (per Mcf)	$5.63		$5.49		$5.39
Costs (per BOE):
Lease operating expenses	$20.44		$17.39		$17.96
Production taxes	$4.25		$3.47		$2.70
Revenues:
Oil sales	$60,886	(a)	$52,558	(b)	$40,922	(c)
Natural gas sales	12,135	(a)	14,193	(b)	15,133	(c)

Total revenues	$73,021		$66,751		$56,055
Costs:
Lease operating expenses	$25,569		$23,643		$26,179
Production taxes	5,310		4,718		3,930
Cash settlement gains received on commodity derivatives	(4,450)		(4,323)		(16,663)

Total costs	$26,429		$24,038		$13,446

Net proceeds	$46,592		$42,713		$42,609
Net profits percentage	90%		90%		90%

Income from net profits interest	$41,933		$38,442		$38,348

(a)	Oil and gas sales volumes and related revenues for the year ended December 31, 2011 (consisting of Whiting’s February, May, August and November 2011 NPI distributions to the Trust) generally represent crude oil production from October 2010 through September 2011 and natural gas production from September 2010 through August 2011.

(b)	Oil and gas sales volumes and related revenues for the year ended December 31, 2010 (consisting of Whiting’s February, May, August and November 2010 NPI distributions to the Trust) generally represent crude oil production from October 2009 through September 2010 and natural gas production from September 2009 through August 2010.

(c)	Oil and gas sales volumes and related revenues for the year ended December 31, 2009 (consisting of Whiting’s February, May, August and November 2009 NPI distributions to the Trust) generally represent crude oil production from October 2008 through September 2009 and natural gas production from September 2008 through August 2009.

Comparison of Results of the Trust for the Years Ended December 31, 2011 and 2010

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

Revenues.    Oil and natural gas revenues increased $6.3 million or 9% in 2011 compared to 2010. Revenues are a function of oil and natural gas sales prices and volumes sold. The increase in revenue between periods was due to a higher market price for oil in 2011, which effect was partially offset by a lower market price for natural gas and lower oil and natural gas sales volumes between periods. The average price for oil before the effects of hedging increased 23% between periods, while the average price for natural gas before the effects of hedging decreased 3%. In addition, the total net price of natural gas of $5.63 per Mcf and $5.49 per Mcf that the Trust received for the years ended December 31, 2011 and 2010, respectively, included a premium of 27% and 22%, respectively, related to the effects of hedging for those same periods. All hedges and their related pricing impacts terminate as of December 31, 2012, but the Trust’s oil and gas reserves are currently projected to terminate in August 2015 based on the Trust’s 2011 reserve report. Therefore, no commodity price hedges will be in effect beginning January 1, 2013 to impact the net price of oil and natural gas that the Trust receives.

Oil sales volumes decreased 5% or 44 MBOE, and gas sales volumes decreased 12% or 388 MMcf for the year ended December 31, 2011 as compared to 2010. Both of these volume decreases were primarily due to normal field production decline. In the December 31, 2011 reserve report, natural gas production attributable to the underlying properties is estimated to decline at rates ranging from 9% to 12% annually from 2012 through 2015, while oil production is estimated to decline at rates ranging from 7% to 8% over this same time period.

Lease Operating Expenses.    Lease operating expenses increased $1.9 million or 8% from 2010 to 2011, and lease operating expenses on a BOE basis increased 18% from $17.39 in 2010 to $20.44 for 2011. This increase in lease operating expenses during 2011 was primarily due to a $1.3 million increase in workover activity and a $0.8 million increase in operating costs charged to wells that are not operated by Whiting, partially offset by various cost declines amounting to $0.2 million that were generally associated with lower 2011 production levels.

Production Taxes.    Production taxes are generally calculated as a percentage of oil and gas revenues before the effects of hedging. Tax credits and exemptions allowed in the various taxing jurisdictions are generally utilized to their potential. Production taxes during 2011 increased $0.6 million or 13% compared to 2010, primarily due to higher oil sales between periods. Production taxes as a percent of oil and gas revenues before the effects of hedging for 2011 and 2010 remained relatively constant at 7.3% and 7.1%, respectively.

Cash Settlements on Commodity Derivatives.    In connection with Whiting’s conveyance of the net profits interest to the Trust, Whiting entered into certain costless collar hedge contracts in order to reduce the Trust’s exposure to commodity price volatility. If current market prices are lower than a collar’s price floor when the cash settlement amount is calculated, Whiting receives cash proceeds from the contract counterparty. Conversely, if current market prices are higher than a collar’s price ceiling when the cash settlement amount is calculated, Whiting is required to pay the contract counterparty. Cash settlements relating to these hedges resulted in a gain of $4.5 million for the year ended December 31, 2011, which had the effect of increasing the average price of natural gas by $1.51 per Mcf for 2011. Cash settlements relating to these hedges resulted in a gain of $4.3 million for the year ended December 31, 2010, which had the effect of increasing average prices by $0.25 per Bbl of oil and $1.23 per Mcf of natural gas for 2010.

Distributable Income.    For the year ended December 31, 2011, the Trust’s distributable income was $40.9 million and was based on income from net profits interest of $41.9 million less Trust general and administrative costs and cash withheld of $0.7 million and Montana state income tax withholdings of $0.3 million. This compares to distributable income of $37.4 million during 2010, which was based on income from net profits interest of $38.4 million less $0.8 million for Trust expenses and $0.2 million in Montana state income tax withholdings.

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

Revenues.    Oil and natural gas revenues increased $10.7 million or 19% in 2010 compared to 2009. Revenues are a function of oil and natural gas sales prices and volumes sold. In 2010, oil and gas revenues and NPI distributions were positively impacted by a substantial increase in realized commodity prices. The average price realized for oil before the effects of hedging increased 35% between periods, and the average price realized for natural gas before the effects of hedging increased 3%. In addition, the total net price of natural gas of $5.49 per Mcf and $5.39 per Mcf that the Trust received for the years ended December 31, 2010 and 2009, respectively, includes a premium of 22% and 23%, respectively, related to the effects of hedging for those same periods. These gas hedges and their related pricing impacts terminate as of December 31, 2012, but the Trust’s oil and gas reserves are currently projected to terminate in August 2015 based on the Trust’s 2011 reserve report. Therefore, no commodity price hedges will be in effect beginning January 1, 2013 to impact the net price of oil or natural gas that the Trust receives.

Partially offsetting the significant increase in commodity prices was a decrease in production volumes sold between periods. Oil sales volumes decreased 5% or 43 MBOE, and gas sales volumes decreased 9% or

329 MMcf for the year ended December 31, 2010 as compared to 2009, due to normal field production decline. Overall production for both oil and gas attributable to the underlying properties is estimated to decline at rates ranging from 8% to 9% annually from 2012 to 2015, based on the December 31, 2011 reserve report.

Lease Operating Expenses.    Lease operating expenses decreased $2.5 million or 10% from 2009 to 2010 due to $1.5 million of lower operating costs charged to wells that are not operated by Whiting, a $0.7 million decline in labor costs on Whiting-operated properties and a $0.3 million decrease in gathering fees between periods. Lease operating expenses on a BOE basis decreased 3% from $17.96 in 2009 to $17.39 for 2010. This decrease in lease operating expenses during 2010 was primarily caused by the lower amount of operating costs charged to wells that are not operated by Whiting.

Production Taxes.    Production taxes are typically calculated as a percentage of oil and gas revenues before the effects of hedging. Tax credits and exemptions allowed in the various taxing jurisdictions are generally utilized to their potential. Production taxes during 2010 increased $0.8 million or 20% compared to 2009, primarily due to higher oil and natural gas sales between periods. Production taxes as a percent of oil and gas revenues for 2010 and 2009 remained relatively constant at 7.1% and 7.0%, respectively.

Cash Settlements on Commodity Derivatives.    In connection with Whiting’s conveyance of the net profits interest to the Trust, Whiting entered into certain costless collar hedge contracts in order to reduce the Trust’s exposure to commodity price volatility. If current market prices are lower than a collar’s price floor when the cash settlement amount is calculated, Whiting receives cash proceeds from the contract counterparty. Conversely, if current market prices are higher than a collar’s price ceiling when the cash settlement amount is calculated, Whiting is required to pay the contract counterparty. Cash settlements relating to these hedges resulted in a gain of $4.3 million for the year ended December 31, 2010, which had the effect of increasing average prices by $0.25 per Bbl of oil and $1.23 per Mcf of natural gas in 2010. Cash settlements relating to these hedges resulted in a gain of $16.7 million for the year ended December 31, 2009, which had the effect of increasing average prices by $14.21 per Bbl of oil and $1.26 per Mcf of natural gas in 2009.

Distributable Income.    For the year ended December 31, 2010, the Trust’s distributable income was $37.4 million and was based on income from net profits interest of $38.4 million less Trust general and administrative costs and cash withheld of $0.8 million and Montana state income tax withholdings of $0.2 million. This compares to distributable income of $37.1 million during 2009, which was based on income from net profits interest of $38.3 million less $0.9 million for Trust expenses and $0.2 million in Montana state income tax withholdings.

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

Although capital expenditures for the testing, drilling, completion, equipping, plugging back or recompletion of any well that is a part of the underlying properties cannot be deducted from gross proceeds pursuant to the terms of the conveyance agreement, Whiting incurred capital expenditures of $1.8 million on the underlying properties during 2011, compared to $1.0 million in 2010 and $1.1 million in 2009. Such expenditures were not deducted from gross proceeds or the distributions for those years, but may have the effect of ultimately accelerating the receipt of NPI net proceeds and thereby benefiting the Trust unitholders by accelerating their return on investment. The Trust cannot provide any assurance that this will continue to occur or that future capital expenditures will be consistent with historical levels.

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

Contractual Obligations

The following table summarizes the Trust’s obligations and commitments as of December 31, 2011 to make future payments during the specified time periods:

	Payments Due by Period
Contractual Obligations	Total	2012	2013	2014	2015
Delaware Trustee fees(a)	$14,000	$3,500	$3,500	$3,500	$3,500
Trustee administrative service fees(b)	640,000	160,000	160,000	160,000	160,000
Whiting administrative service fees(c)	800,000	200,000	200,000	200,000	200,000

Total	$1,454,000	$363,500	$363,500	$363,500	$363,500

(a)	Pursuant to the terms of the Trust agreement, the Trust is obligated to pay the Delaware Trustee a fee of $3,500 per year.

(b)	Pursuant to the terms of the Trust agreement, the Trust is obligated to pay the Trustee an administrative fee of $160,000 per year.

(c)	Pursuant to the terms of the administrative services agreement with Whiting, the Trust is obligated throughout the term of the Trust to pay Whiting an administrative services fee of $50,000 per quarter for accounting, engineering, legal and other professional services performed by Whiting on behalf of the Trust. The administrative services agreement will expire upon the termination of the NPI unless terminated early by mutual agreement of the Trustee and Whiting.

New Accounting Pronouncements

There were no accounting pronouncements issued during the year ended December 31, 2011 applicable to the Trust or its financial statements.

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

While these statements differ from financial statements prepared in accordance with GAAP, the modified cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Trust unitholders are based on net cash receipts. This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission, as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts. For additional information regarding the Trust’s basis of accounting, see Note 2 to the Financial Statements included in this Annual Report on Form 10-K.

All amounts included in the Trust’s financial statements are based on cash amounts received or disbursed, or on the carrying value of the net profits interests, which was derived from the historical cost of the interests at the date of their transfer from Whiting less accumulated amortization to date. Accordingly, there are no fair value estimates included in the Trust’s financial statements.

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

The standardized measure of discounted future net cash flows is prepared using assumptions made pursuant to FASB and SEC guidelines. Such assumptions include using average fiscal-year oil and gas prices (calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month reporting period) and year-end costs for estimated future production expenditures. Discounted future net cash flows are calculated using a 10% discount rate. Changes in any of these assumptions could have a significant impact on the standardized measure. The standardized measure does not necessarily result in an estimate of the current fair market value of proved reserves.

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

Commodity Hedge Contracts

The primary asset of and source of income to the Trust is the term NPI, which generally entitles the Trust to receive 90% of the net proceeds from oil and gas production from the underlying properties. Consequently, the Trust is exposed to market risk from fluctuations in oil and gas prices. Through 2012, however, the NPI is subject to commodity hedge contracts in the form of costless collars entered into by Whiting, which reduce its exposure to commodity price volatility. No additional hedges are allowed to be placed on Trust assets, and the Trust cannot therefore enter into derivative contracts for speculative or trading purposes.

The revenues derived from the underlying properties depend substantially on prevailing crude oil, natural gas and natural gas liquid prices. As a result, commodity prices also affect the amount of cash flow available for distribution to the Trust unitholders. Lower prices may also reduce the amount of oil, natural gas and natural gas liquids that Whiting can economically produce. Whiting sells the oil, natural gas and natural gas liquid production from the underlying properties under floating market price contracts each month. Whiting has entered into certain hedge contracts through December 31, 2012 to manage the exposure to crude oil and natural gas price volatility, which is associated with revenues generated from the underlying properties, and to achieve more predictable cash flows. However, these contracts limit the amount of cash available for distribution if prices increase above the fixed ceilings of the hedges. The hedge contracts consist of costless collar arrangements placed with a single trading counterparty, JPMorgan Chase Bank National Association. Whiting cannot provide assurance that this trading counterparty will not become a credit risk in the future.

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

The collared hedges shown above have the effect of providing a protective floor while allowing Trust unitholders to share in upward pricing movements. Consequently, while these hedges are designed to decrease exposure to price decreases, they also have the effect of limiting the benefit of price increases beyond the ceiling. For the crude oil contracts listed above, a hypothetical $10.00 change in the NYMEX price above the ceiling price or below the floor price applied to the notional amounts would cause an aggregate change in the cash settlement payments (gains received) on all oil commodity derivatives of $4.3 million to Whiting, of which 90% would be transferred to the Trust. For the natural gas contracts listed above, a hypothetical $1.00 change in the NYMEX price above the ceiling price or below the floor price applied to the notional amounts would cause an aggregate change in the cash settlement payments (gains received) on all natural gas commodity derivatives of $1.6 million to Whiting, of which 90% would be transferred to the Trust. These hypothetical cash settlement payments (gains received) would be recognized as contracts expire in future periods through 2012.

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

Austin, Texas

We have audited the accompanying statements of assets, liabilities and trust corpus — modified cash basis of Whiting USA Trust I (the “Trust”) as of December 31, 2011 and 2010, and the related statements of distributable income and changes in trust corpus — modified cash basis for the years ended December 31, 2011, 2010, and 2009. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of Whiting USA Trust I as of December 31, 2011 and 2010, and its distributable income and changes in trust corpus for the years ended December 31, 2011, 2010, and 2009, on the comprehensive basis of accounting described in Note 2 to the financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2012 expressed an unqualified opinion on the Trust’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Austin, Texas

March 15, 2012

WHITING USA TRUST I

Statements of Assets, Liabilities and Trust Corpus

(In thousands, except unit data)

	December 31,
	2011	2010
ASSETS
Cash and short-term investments	$146	$145
Investment in net profits interest, net	46,593	61,999

Total assets	$46,739	$62,144

LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses	$146	$145
Trust corpus (13,863,889 Trust units issued and outstanding )	46,593	61,999

Total liabilities and Trust corpus	$46,739	$62,144

Statements of Distributable Income

(In thousands, except distributable income per unit data)

	Year Ended December 31,
	2011	2010	2009
Income from net profits interest	$41,933	$38,442	$38,348
General and administrative expenses	(749)	(892)	(944)
Cash reserves (withheld) used for current Trust expenses	(1)	91	(106)
State income tax withholding	(263)	(219)	(181)

Distributable income	$40,920	$37,422	$37,117

Distributable income per unit	$2.951553	$2.699295	$2.677239

Statements of Changes in Trust Corpus

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Trust corpus, beginning of period	$61,999	$79,346	$97,798
Distributable income	40,920	37,422	37,117
Distributions to unitholders	(40,920)	(37,422)	(37,117)
Amortization of investment in net profits interest	(15,406)	(17,347)	(18,452)

Trust corpus, end of period	$46,593	$61,999	$79,346

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

The Trust was created to acquire and hold a term net profits interest (“NPI”) for the benefit of the Trust unitholders pursuant to a conveyance to the Trust from Whiting Oil and Gas. The term NPI is an interest in underlying oil and natural gas properties located in the Rocky Mountains, Mid-Continent, Permian Basin and Gulf Coast regions (the “underlying properties”). The NPI is the only asset of the Trust, other than cash held for Trust expenses. As of December 31, 2011, these oil and gas properties included interests in 3,082 gross (370.4 net) producing oil and gas wells.

The NPI is passive in nature, and the Trustee has no management control over and no responsibility relating to the operation of the underlying properties. The NPI entitles the Trust to receive 90% of the net proceeds from the sale of production from the underlying properties. The NPI will terminate when 9.11 MMBOE have been produced and sold from the underlying properties (which amount is the equivalent of 8.20 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the NPI), and the Trust will soon thereafter wind up its affairs and terminate. As of December 31, 2011, on a cumulative accrual basis 5.00 MMBOE of the Trust’s total 8.20 MMBOE have been produced and sold and a cumulative 0.02 MMBOE have been sold in divestitures. The remaining reserve quantities are projected to be produced by August 31, 2015, based on the reserve report for the underlying properties as of December 31, 2011.

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

e) Amortization of the investment in net profits interest is calculated based on the units-of-production method. Such amortization is charged directly to Trust corpus and does not affect cash earnings; and

f) The Trust evaluates impairment of the investment in net profits interest by comparing the undiscounted cash flows expected to be realized from the investment in net profits interest to the NPI carrying value. If the expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the investment in net profits interest. As of December 31, 2011 and 2010, no such impairment had occurred. The determination of whether the NPI is impaired requires a significant amount of judgment by the Trustee and is based on the best information available to the Trustee at the time of the evaluation. If market or oil and natural gas production conditions deteriorate, write-downs could be required in the future.

WHITING USA TRUST I

NOTES TO MODIFIED CASH BASIS FINANCIAL STATEMENTS — (Continued)

While these statements differ from financial statements prepared in accordance with GAAP, the modified cash basis of reporting revenues and distributions is considered to be the most meaningful for the Trust’s activities and results because quarterly distributions to the Trust unitholders are based on net cash receipts. This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the SEC as specified by FASB ASC Topic 932, Extractive Activities — Oil and Gas: Financial Statements of Royalty Trusts.

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

Concentration of Credit Risk.    The underlying properties from which the NPI is derived principally sell their oil and natural gas production to end users, marketers and other purchasers that have access to nearby pipeline facilities. The following table presents the percentages of oil and natural gas sales from the underlying properties sold to each significant purchaser for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Lion Oil Company	16%	14%	12%
Enterprise South Texas	15%	8%	—
Teppco Crude Oil LLC	—	6%	12%

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

Recent Accounting Pronouncements.    There were no accounting pronouncements issued during the year ended December 31, 2011 applicable to the Trust or its financial statements.

3. INVESTMENT IN NET PROFITS INTEREST

Whiting Oil and Gas conveyed the NPI to the Trust in exchange for 13,863,889 Trust units. The investment in net profits interest was recorded at the historical cost of Whiting on April 30, 2008, the date of conveyance, and was determined to be $123.6 million, of which $111.2 million (90% of the NPI) was attributed to the Trust. As of December 31, 2011 and 2010, accumulated amortization of the investment in profit interest was $64.6 million and $49.2 million, respectively.

4. INCOME FROM NET PROFITS INTEREST

The Trust received income from net profits interest as follows (dollars in thousands):

	Year Ended December 31,
	2011		2010		2009
Revenues:
Oil sales	$60,886	(a)	$52,558	(b)	$40,922	(c)
Natural gas sales	12,135	(a)	14,193	(b)	15,133	(c)

Total revenues	$73,021		$66,751		$56,055

Costs:
Lease operating expenses	$25,569		$23,643		$26,179
Production taxes	5,310		4,718		3,930
Cash settlement gains received on commodity derivatives	(4,450)		(4,323)		(16,663)

Total costs	$26,429		$24,038		$13,446

Net proceeds	$46,592		$42,713		$42,609
Net profits percentage	90%		90%		90%

Income from net profits interest	$41,933		$38,442		$38,348

(a)	Oil and gas sales volumes and related revenues for the year ended December 31, 2011 (consisting of Whiting’s February, May, August and November 2011 NPI distributions to the Trust) generally represent crude oil production from October 2010 through September 2011 and natural gas production from September 2010 through August 2011.

WHITING USA TRUST I

NOTES TO MODIFIED CASH BASIS FINANCIAL STATEMENTS — (Continued)

(b)	Oil and gas sales volumes and related revenues for the year ended December 31, 2010 (consisting of Whiting’s February, May, August and November 2010 NPI distributions to the Trust) generally represent crude oil production from October 2009 through September 2010 and natural gas production from September 2009 through August 2010.

(c)	Oil and gas sales volumes and related revenues for the year ended December 31, 2009 (consisting of Whiting’s February, May, August and November 2009 NPI distributions to the Trust) generally represent crude oil production from October 2008 through September 2009 and natural gas production from September 2008 through August 2009.

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

For Montana state income tax purposes, Whiting must withhold from its NPI payments to the Trust, an amount equal to 6% of the net amount payable to the Trust from the sale of oil and gas in Montana. Whiting withheld $0.3 million, $0.2 million and $0.2 million related to Montana state income taxes for the years ended December 31, 2011, 2010 and 2009, respectively. For North Dakota, Oklahoma, Arkansas, Michigan, New Mexico, Alabama, Louisiana, Colorado, Kansas, Utah and Mississippi, neither the Trust nor Whiting is withholding the income tax due such states on distributions made to an individual resident or nonresident Trust unitholder, as long as the Trust is taxed as a grantor trust under the Internal Revenue Code.

6. DISTRIBUTION TO UNITHOLDERS

Actual cash distributions to the Trust unitholders depend on the volumes of and prices received for oil, natural gas and natural gas liquids produced from the underlying properties, among other factors. Quarterly cash distributions during the term of the Trust are made by the Trustee generally no later than 60 days following the end of each quarter (or the next succeeding business day) to the Trust unitholders of record on the 50th day following the end of each quarter. Such amounts equal the excess, if any, of the cash received by the Trust during the quarter, over the expenses of the Trust paid during such quarter, subject to any adjustments for changes made by the Trustee during such quarter in any cash reserves established for future expenses of the Trust.

7. RELATED PARTY TRANSACTIONS

Capital Expenditures — During the years ended December 31, 2011, 2010 and 2009, Whiting incurred $1.8 million, $1.0 million and $1.1 million, respectively, of capital expenditures on the underlying properties. These capital expenditures are the costs net to Whiting’s interest in the wells and which are related to the drilling and completing of oil and gas wells, capital workovers, facility upgrades and well recompletions that are performed

WHITING USA TRUST I

NOTES TO MODIFIED CASH BASIS FINANCIAL STATEMENTS — (Continued)

to secure production from new horizons. Pursuant to the terms of the conveyance agreement, such expenditures were not deducted from gross proceeds or the Trust distributions, but they may have the effect of ultimately accelerating the receipt of NPI net proceeds and thereby benefiting the Trust unitholders by accelerating their return on investment. The Trust cannot provide any assurance that this will continue to occur or that future capital expenditures will be consistent with historical levels.

Operating Overhead — Pursuant to the terms of the applicable joint operating agreements, Whiting deducts from the gross proceeds an overhead fee to operate those underlying properties for which Whiting has been designated as the operator. Additionally, with respect to those underlying properties for which Whiting is the operator but where there is no operating agreement in place, Whiting deducts from the gross proceeds an overhead fee calculated in the same manner that Whiting allocates overhead to other similarly owned properties, which is customary practice in the oil and gas industry. Operating overhead activities include various engineering, legal, and administrative functions. The fee is adjusted annually pursuant to COPAS guidelines and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers. The following table presents the Trust’s portion of these overhead charges for the distributions made during the years ended December 31, 2011, 2010 and 2009 (dollars in thousands, except per well data):

	2011	2010	2009
Total overhead charges	$1,701	$1,788	$1,746
Overhead charge per month per active operated well	$407	$415	$404

Administrative Services Fee — Under the terms of the administrative services agreement, the Trust pays a quarterly administration fee of $50,000 to Whiting 60 days following the end of each calendar quarter. General and administrative expenses in the Trust’s statements of distributable income for the years ended December 31, 2011, 2010 and 2009 each include $200,000 for quarterly administrative fees paid to Whiting.

Trustee Administrative Fee — Under the terms of the Trust agreement, the Trust pays an annual administrative fee to the Trustee of $160,000, paid in four quarterly installments of $40,000 each and is billed in arrears. General and administrative expenses in the Trust’s statements of distributable income for the years ended December 31, 2011, 2010 and 2009 each include $160,000 for administrative fees paid to the Trustee.

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

WHITING USA TRUST I

NOTES TO MODIFIED CASH BASIS FINANCIAL STATEMENTS — (Continued)

8. SUBSEQUENT EVENTS

Subsequent to December 31, 2011, the Trust made the following distribution:

On February 29, 2012, a distribution of $0.721468 per Trust unit was paid to Trust unitholders owning Trust units as of February 17, 2012. The distribution consisted of net cash proceeds of $10.0 million paid by Whiting to the Trust, which included cash receipts of $1.3 million (90% of $1.4 million) for commodity derivative contracts settled from October through December 2011, less a provision of $175,000 for estimated Trust expenses and $69,478 for Montana state income tax withholdings.

9. SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (UNAUDITED)

Estimates of proved reserves attributable to the Trust and the related valuations were based on reports prepared by the Trust’s independent petroleum engineers Cawley, Gillespie & Associates, Inc. Proved reserve estimates included herein conform to the definitions prescribed by the FASB and SEC. The estimates of proved reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, price changes and other factors.

As of December 31, 2011, all of the underlying properties’ oil and gas reserves are attributable to properties within the United States. Proved reserves attributable to the Trust and related standardized measure valuations are prepared on an accrual basis for all periods presented, which is the basis on which Whiting and the underlying properties maintain their production records and is different from the cash basis on which the Trust production records are computed.

WHITING USA TRUST I

NOTES TO MODIFIED CASH BASIS FINANCIAL STATEMENTS — (Continued)

The following is a summary of the changes in quantities of proved oil and gas reserves attributable to the Trust for the years ended December 31, 2009, 2010 and 2011:

	Oil (MBbl)	Natural Gas (MMcf)	MBOE
Balance — January 1, 2009(1)	3,785	18,254	6,828
Revisions to previous estimates	597	(3,816)	(40)
Divestitures(2)	10	6	11
Extensions and discoveries	(4)	(102)	(21)
Production	(784)	(3,366)	(1,345)

Balance — December 31, 2009(1)	3,604	10,976	5,433
Revisions to previous estimates	(201)	1,397	32
Extensions and discoveries	42	19	45
Divestitures(2)	—	(4)	(1)
Production	(713)	(2,841)	(1,186)

Balance — December 31, 2010(1)	2,732	9,547	4,323
Revisions to previous estimates	8	(481)	(71)
Extensions and discoveries	17	36	23
Divestitures	—	—	—
Production	(666)	(2,500)	(1,083)

Balance — December 31, 2011(1)	2,091	6,602	3,192

Proved developed reserves(3):
January 1, 2009	3,785	18,254	6,828

December 31, 2009	3,604	10,976	5,433

December 31, 2010	2,732	9,547	4,323

December 31, 2011	2,091	6,602	3,192

(1)	Reserves related to the underlying properties on a 100% full economic life basis as of January 1, 2009 and as of December 31, 2009, 2010 and 2011 were 9.0 MMBOE, 9.3 MMBOE, 12.6 MMBOE and 13.0 MMBOE, respectively. The oil and gas reserve quantities presented in the tables above are on a 90% NPI Trust life basis.

WHITING USA TRUST I

NOTES TO MODIFIED CASH BASIS FINANCIAL STATEMENTS — (Continued)

(2)	During 2010 and 2009, Whiting received sale proceeds of $3,172 and $16,884, respectively, in exchange for its divestiture of Trust properties that held 1 MBOE and 21 MBOE, respectively, of proved reserves. Whiting includes all such proceeds from Trust property divestitures in its NPI distributions to the Trust.

(3)	These tables do not include quantities of proved undeveloped reserve as of January 1, 2009 or as of December 31, 2009, 2010 and 2011 because the underlying properties consist of mature producing properties that are generally fully developed. Technical studies have not identified any drilling locations that meet the criteria of proved undeveloped reserves, nor has any future capital been committed for the development of proved undeveloped reserves on the underlying properties.

Notable changes in proved reserves for the year ended December 31, 2011 included:

•

Revisions to previous estimates.    In 2011, revisions to previous estimates decreased proved reserves by a net amount of 71 MBOE. Included in these revisions were 0.5 Bcf of downward adjustments to natural gas, primarily due to lower gas prices of $4.10 per Mcf in reserve estimates at December 31, 2011, as compared to gas prices of $4.17 per Mcf at December 31, 2010. This downward revision in natural gas reserves was partially offset by 8 MBbl of upward adjustments to crude oil reserves primarily due to higher oil prices of $84.19 per Bbl in reserve estimates at December 31, 2011, as compared to $68.77 per Bbl of oil at December 31, 2010.

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

The standardized measure of discounted future net cash flows relating to proved oil and gas reserves and the changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves were prepared in accordance with the provisions of FASB ASC Topic 932, Extractive Activities — Oil

WHITING USA TRUST I

NOTES TO MODIFIED CASH BASIS FINANCIAL STATEMENTS — (Continued)

and Gas. Future cash inflows as of December 31, 2011, 2010 and 2009 were computed by applying average fiscal-year prices (calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period ended December 31, 2011, 2010 and 2009) to estimated future production. Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and natural gas reserves at year end, based on year-end costs and assuming the continuation of existing economic conditions.

The standardized measure of discounted future net cash flows relating to proved oil and gas reserves attributable to the Trust is as follows (dollars in thousands):

	December 31,
	2011	2010	2009
Future cash inflows	$203,101	$227,682	$220,502
Future production costs	(75,757)	(98,372)	(118,476)
Future development costs	—	—	—

Future net cash flows	127,344	129,310	102,026
10% annual discount for estimated timing of cash flows	(18,614)	(23,603)	(24,475)

Standardized measure of discounted future net cash flows(1)	$108,730	$105,707	$77,551

(1)	No provision for federal or state income taxes has been provided because taxable income is passed through to the unitholders of the Trust.

The changes in standardized measure of discounted future net cash flows relating to proved oil and gas reserves attributable to the Trust are as follows (dollars in thousands):

	December 31,
	2011	2010	2009
Beginning of year	$105,707	$77,551	$70,547
Sale of oil and gas produced, net of production costs	(37,563)	(34,352)	(22,664)
Sale of minerals in place	—	3	(17)
Net changes in prices and production costs	31,579	52,759	23,120
Extensions and discoveries less related costs	749	1,164	188
Changes in estimated future development costs, net	—	—	—
Revisions of previous quantity estimates	(2,313)	827	(678)
Accretion of discount	10,571	7,755	7,055

End of year	$108,730	$105,707	$77,551

WHITING USA TRUST I

NOTES TO MODIFIED CASH BASIS FINANCIAL STATEMENTS — (Continued)

Future cash inflows included in the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves incorporate weighted average sales prices (inclusive of adjustments for quality and location) in effect at December 31, 2011, 2010 and 2009 as follows:

	2011	2010	2009
Oil (per Bbl)	$84.19	$68.77	$51.58
Gas (per Mcf)	$4.10	$4.17	$3.15

10. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended(1)
Year Ended December 31, 2011	March 31	June 30	September 30	December 31	Total
Income from net profits interest	$9,567	$10,313	$11,684	$10,369	$41,933
Distributable income	$9,259	$10,103	$11,425	$10,133	$40,920
Distributions per unit	$0.667847	$0.728739	$0.824101	$0.730866	$2.951553

Year Ended December 31, 2010
Income from net profits interest	$9,466	$10,023	$10,551	$8,402	$38,442
Distributable income	$9,194	$9,718	$10,264	$8,246	$37,422
Distributions per unit	$0.663181	$0.700986	$0.740332	$0.594796	$2.699295

(1)	Dollars in thousands, except for distributions per unit.

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

Changes in Internal Control over Financial Reporting.    During the quarter ended December 31, 2011, there has been no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Whiting.

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

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities and Exchange Act of 1934, as amended. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control — Integrated Framework, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2011.

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

March 15, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustee and Unit Holders of

Whiting USA Trust I

c/o The Bank of New York Mellon Trust Company, N.A., Trustee

Austin, Texas

We have audited the internal control over financial reporting of Whiting USA Trust I (the “Trust”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Trustee is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Trustee’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

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

In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2011 of the Trust and our report dated March 15, 2012 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Trust’s basis of accounting.

/s/ Deloitte & Touche LLP

Austin, Texas

March 15, 2012

Item 9B.	Other Information.

None.

P A R T    I I I

Item 10.	Directors, Executive Officers and Corporate Governance.

The Trust has no directors or executive officers. The Trustee is a corporate trustee that may be removed by the affirmative vote of the holders of not less than a majority of the outstanding Trust units at a meeting at which a quorum is present.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act of 1934 requires the holders of more than 10 percent of the Trust units to file with the SEC reports regarding their ownership and changes in ownership of the Trust units. The Trustee is not aware of any 10 percent unitholder having failed to comply with all Section 16(a) filing requirements in 2011.

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

During the year ended December 31, 2011 the Trustee received administrative fees from the Trust in the amount of $160,000. The Trust does not have any executive officers, directors or employees. Because the Trust does not have a board of directors, it does not have a compensation committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

(a) Security Ownership of Certain Beneficial Owners.

Based on filings with the SEC, the Trustee is not aware of any holders of 5% or more of the units except as set forth below. The following information has been obtained from filings with the SEC on Schedule 13G.

Beneficial Owner	Trust Units Beneficially Owned	Percent of Class
Whiting Petroleum Corporation	2,186,389	15.8%
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

Capital Expenditures

During the year ended December 31, 2011, Whiting incurred capital expenditures of $1.8 million on the underlying properties. These capital expenditures are the costs net to Whiting’s interest in the wells and which are related to the drilling and completing of oil and gas wells, capital workovers, facility upgrades and well recompletions that are performed to secure production from new horizons. Pursuant to the conveyance agreement, such expenditures were not deducted from gross proceeds or the distributions in 2011 but may have the effect of ultimately accelerating the receipt of NPI net proceeds and thereby benefiting the Trust unitholders by accelerating their return on investment. The Trust cannot provide any assurance that this will continue to occur or that future capital expenditures will be consistent with historical levels.

Operating Overhead

Pursuant to the terms of the applicable operating agreements, Whiting deducts from the gross proceeds an overhead fee to operate those underlying properties for which Whiting has been designated as the operator. Additionally, for those underlying properties for which Whiting is the operator but for which there is no operating agreement, Whiting deducts from the gross proceeds an overhead fee calculated in the same manner Whiting allocates overhead to other similarly owned properties, as is customary in the oil and gas industry. The operating overhead activities include various engineering, legal, and administrative functions. For the year ended December 31, 2011, the Trust’s portion of the monthly charge totaled $1.7 million and averaged $407 per month per active operated well. The fee is adjusted annually pursuant to COPAS guidelines and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers.

Administrative Services

Under the terms of the administrative services agreement, the Trust pays a quarterly administration fee of $50,000 to Whiting 60 days following the end of each calendar quarter. General and administrative expenses in the Trust’s statements of distributable income for the year ended December 31, 2011 include $200,000 for quarterly administrative fees paid to Whiting.

The administrative services agreement will expire upon the termination of the net profits interest unless earlier terminated by mutual agreement of the Trustee and Whiting.

Trustee Administration Fee

Under the terms of the Trust agreement, the Trust pays an annual administrative fee to the Trustee of $160,000, paid in four quarterly installments of $40,000 each and is billed in arrears. General and administrative expenses in the Trust’s statements of distributable income for the year ended December 31, 2011 include $160,000 for quarterly administrative fees paid to the Trustee.

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

The Trust does not have an audit committee. Any pre-approval and approval of all services performed by the principal auditor or any other professional service firms and related fees are granted by the Trustee. The Trustee has appointed Deloitte & Touche, LLP (“Deloitte”) as the independent registered public accounting firm to audit the Trust’s financial statements for the fiscal year ended December 31, 2012. During fiscal 2011 and 2010, Deloitte served as the Trust’s independent registered public accounting firm.

The following table presents the aggregate fees billed to the Trust for the fiscal years ended December 31, 2011 and 2010 by Deloitte (dollars in thousands):

	2011	2010
Audit fees(1)	$190	$190
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total fees	$190	$190

(1)	Fees for audit services in 2011 and 2010 consisted of the audit of the Trust’s annual financial statements and reviews of the Trust’s quarterly financial statements.

P A R T    I V

Item 15.	Exhibits and Financial Statement Schedules

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

March 15, 2012

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

Appendix 1

Cawley, Gillespie & Associates, Inc.

PETROLEUM CONSULTANTS

1000 LOUISIANA STREET,	306 WEST SEVENTH STREET,	9601 AMBERGLEN BLVD.,
SUITE 625 HOUSTON,	SUITE 302 FORT WORTH,	SUITE 117 AUSTIN,
TEXAS 77002-5008	TEXAS 76102-4987	TEXAS 78729-1106
713-651-9944	817-336-2461	512-249-7000
FAX 713-651-9980	FAX 817-877-3728	FAX 512-233-2618

January 17, 2012

Whiting USA Trust I

1700 Broadway, Suite 2300

Denver, Colorado 80290-2300

Re:	Evaluation Summary – SEC Price
Whiting USA Trust I Underlying Properties
Proved Producing Reserves
Certain Properties Located in Various States As of December 31, 2011

Pursuant to the Guidelines of the Securities and Exchange Commission for Reporting Corporate Reserves and Future Net Revenue

Gentlemen:

As requested, we are submitting our estimates of proved producing reserves and forecasts of economics attributable to the underlying properties, from which a net profits interest has been formed and conveyed by Whiting Petroleum Corporation to the Whiting USA Trust I. These certain oil and gas properties are located in North Dakota, Texas, Oklahoma, Arkansas, Montana, Wyoming, Michigan, New Mexico, Alabama, Louisiana, Colorado, Kansas, Utah and Mississippi. Also included in the table below are the proved reserves attributable to the same underlying properties estimated to be produced by August 31, 2015, which is the estimated date of termination for Whiting USA Trust I. This report, completed January 17, 2012 covers 100% of the proved producing reserves estimated for Whiting USA Trust I. This report includes results for an SEC pricing scenario. The results of this evaluation are presented in the accompanying tabulations, with a composite summary presented below:

		Proved Developed Producing
		Underlying Properties Full Economic Life	Underlying Properties Reserves Estimated to be Produced By August 31, 2015
Net Reserves
Oil	- Mbbl	8,774.0	2,138.5
Gas	- MMcf	23,029.7	7,335.9
NGL	- Mbbl	406.9	185.2
Equivalent*	- Mbbl	13,019.1	3,546.3
Revenue
Oil	- M$	764,968.1	186,439.2
Gas	- M$	91,635.6	30,046.4
NGL	- M$	20,261.8	9,182.7
Severance Taxes	- M$	64,950.1	17,430.5
Ad Valorem Taxes	- M$	11,250.1	2,871.3
Operating Expenses	- M$	353,608.4	63,872.3
Investments	- M$	0.0	0.0
Net Operating Income	- M$	447,057.0	141,494.3
Discounted @ 10%	- M$	234,511.2	120,811.4

*	Calculated based on an energy equivalent that one Bbl of crude oil equals six Mcf of natural gas and one Bbl of crude oil equals one Bbl of natural gas liquids.

The discounted cash flow value shown in the previous table should not be construed to represent an estimate of the fair market value by Cawley, Gillespie & Associates, Inc.

Hydrocarbon Pricing

As requested for the SEC scenario, initial WTI spot oil and Henry Hub Gas Daily prices of $96.19 per bbl and $4.12 per MMBtu, respectively, were adjusted individually to WTI posted pricing at $92.81 per bbl and Houston Ship Channel pricing at $4.06 per MMBtu, as of December 31, 2011. Further adjustments were applied on a lease level basis for oil price differentials, gas price differentials and heating values as furnished by your office. Prices were not escalated in the SEC scenario. The average adjusted prices used in the estimation of proved producing reserves for underlying properties full economic life were $87.19 per bbl of oil, $49.80 per bbl of natural gas liquids and $3.98 per mcf of natural gas. For the proved producing reserves of the underlying properties estimated to be produced by August 31, 2015, the average adjusted prices were $87.18 per bbl of oil, $49.58 per bbl of natural gas liquids and $4.10 per mcf of natural gas.

Capital, Expenses and Taxes

Capital expenditures, lease operating expenses and Ad Valorem tax values were forecast as provided by your office. As you explained, the capital costs were based on the most current estimates, lease operating expenses were based on the analysis of historical actual expenses, operating overhead is included for operated properties and no credit or deduction is made for producing overhead paid to the company by other owners of the operated properties. Capital costs and lease operating expenses were held constant in accordance with SEC guidelines. Severance tax rates were applied at normal state percentages of oil and gas revenue.

SEC Conformance Regulations

The reserve classifications and the economic considerations used herein conform to the criteria of the SEC as defined on page 3 and 4 of the Appendix. The reserves and economics are predicated on regulatory agency classifications, rules, policies, laws, taxes and royalties currently in effect except as noted herein. The possible effects of changes in legislation or other Federal or State restrictive actions which could affect the reserves and economics have not been considered. However, we do not anticipate nor are we aware of any legislative changes or restrictive regulatory actions that may impact the recovery of reserves.

Reserve Estimation Methods

The methods employed in estimating reserves are described in page 2 of the Appendix. Reserves for proved developed producing wells were estimated using production performance methods for the vast majority of properties. Certain new producing properties with very little production history were forecast using a combination of production performance and analogy to similar production, both of which are considered to provide a relatively high degree of accuracy.

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

Yours very truly,

/s/ Robert D. Ravnaas
Robert D. Ravnaas, P.E.
Executive Vice President
Cawley, Gillespie & Associates
Texas Registered Engineering Firm F-693

APPENDIX

Explanatory Comments for Individual Tables

HEADINGS

Table Number

Effective Date of the Evaluation

Identity of Interest Evaluated

Reserve Classification and Development Status

Operator – Property Name

Field (Reservoir) Names – County, State

FORECAST

(Columns)
(1)(11)(21)	Calendar or Fiscal years/months commencing on effective date.
(2)(3)(4)	Gross Production (8/8th) for the years/months which are economical. These are expressed as thousands of barrels (Mbbl) and millions of cubic feet (MMcf) of gas at standard conditions. Total future production, cumulative production to effective date, and ultimate recovery at the effective date are shown following the annual/monthly forecasts.
(5)(6)(7)	Net Production accruable to evaluated interest is calculated by multiplying the revenue interest times the gross production. These values take into account changes in interest and gas shrinkage.
(8)	Average (volume weighted) gross liquid price per barrel before deducting production-severance taxes.
(9)	Average (volume weighted) gross gas price per Mcf before deducting production-severance taxes.
(10)	Average (volume weighted) gross NGL price per barrel before deducting production-severance taxes.
(12)	Revenue derived from oil sales -- column (5) times column (8).
(13)	Revenue derived from gas sales -- column (6) times column (9).
(14)	Revenue derived from NGL sales -- column (7) times column (10).
(15)	Revenue derived from other sources.
(16)	Revenue derived from hedge positions.
(17)	Total Revenue – sum of column (12) through column (16).
(18)	Production-Severance taxes deducted from gross oil and NGL revenue.
(19)	Production-Severance taxes deducted from gross gas revenue.
(20)	Revenue after taxes – column (17) less column (18) and column (19).

Cawley, Gillespie & Associates, Inc.
Appendix

(Columns)
(22)	Operating Expenses are direct operating expenses to the evaluated working interest and may include combined fixed rate administrative overhead charges for operated oil and gas producers known as COPAS.
(23)	Ad Valorem taxes.
(24)	Work-over Expenses are non-direct operating expenses and may include maintenance, well service, compressor, tubing, and pump repair.
(25)	3rd Party COPAS are combined fixed rate administrative overhead charges for non-operated oil and gas producers.
(26)	Other Deductions may include compression-gathering expenses, transportation costs and water disposal costs.
(27)	Investments, if any, include re-completions, future drilling costs, pumping units, etc. and may include either tangible or intangible or both, and the costs for plugging and the salvage value of equipment at abandonment may be shown as negative investments at end of life.
(28)(29)	Future Net Cash Flow is column (18) less the total of column (19), column (22), column (24), column (25), column (26) and column (27). The data in column (28) are accumulated in column (29). Federal income taxes have not been considered.
(30)	Cumulative Discounted Cash Flow is calculated by discounting monthly cash flows at the specified annual rates.

MISCELLANEOUS

Input Data	•	Evaluation parameters such as rates, tax percentages, and expenses are shown below columns (21-26).
Interests	•	Initial and final expense and revenue interests are shown below columns (27-28).
DCF Profile	•	The cash flow discounted at six different rates are shown at the bottom of columns (29-30). Interest has been compounded monthly.
Life	•	The economic life of the appraised property is noted in the lower right-hand corner of the table.
Footnotes	•	Well ID information or other pertinent comments may be shown in the lower left-hand footnotes.

Cawley, Gillespie & Associates, Inc.
Appendix

APPENDIX

Methods Employed in the Estimation of Reserves

The four methods customarily employed in the estimation of reserves are (1) production performance, (2) material balance, (3) volumetric and (4) analogy. Most estimates, although based primarily on one method, utilize other methods depending on the nature and extent of the data available and the characteristics of the reservoirs.

Basic information includes production, pressure, geological and laboratory data. However, a large variation exists in the quality, quantity and types of information available on individual properties. Operators are generally required by regulatory authorities to file monthly production reports and may be required to measure and report periodically such data as well pressures, gas-oil ratios, well tests, etc. As a general rule, an operator has complete discretion in obtaining and/or making available geological and engineering data. The resulting lack of uniformity in data renders impossible the application of identical methods to all properties, and may result in significant differences in the accuracy and reliability of estimates.

A brief discussion of each method, its basis, data requirements, applicability and generalization as to its relative degree of accuracy follows:

Production performance. This method employs graphical analyses of production data on the premise that all factors which have controlled the performance to date will continue to control and that historical trends can be extrapolated to predict future performance. The only information required is production history. Capacity production can usually be analyzed from graphs of rates versus time or cumulative production. This procedure is referred to as “decline curve” analysis. Both capacity and restricted production can, in some cases, be analyzed from graphs of producing rate relationships of the various production components. Reserve estimates obtained by this method are generally considered to have a relatively high degree of accuracy with the degree of accuracy increasing as production history accumulates.

Material balance. This method employs the analysis of the relationship of production and pressure performance on the premise that the reservoir volume and its initial hydrocarbon content are fixed and that this initial hydrocarbon volume and recoveries therefrom can be estimated by analyzing changes in pressure with respect to production relationships. This method requires reliable pressure and temperature data, production data, fluid analyses and knowledge of the nature of the reservoir. The material balance method is applicable to all reservoirs, but the time and expense required for its use is dependent on the nature of the reservoir and its fluids. Reserves for depletion type reservoirs can be estimated from graphs of pressures corrected for compressibility versus cumulative production, requiring only data that are usually available. Estimates for other reservoir types require extensive data and involve complex calculations most suited to computer models which makes this

Cawley, Gillespie & Associates, Inc.
Appendix

method generally applicable only to reservoirs where there is economic justification for its use. Reserve estimates obtained by this method are generally considered to have a degree of accuracy that is directly related to the complexity of the reservoir and the quality and quantity of data available.

Volumetric. This method employs analyses of physical measurements of rock and fluid properties to calculate the volume of hydrocarbons in-place. The data required are well information sufficient to determine reservoir subsurface datum, thickness, storage volume, fluid content and location. The volumetric method is most applicable to reservoirs which are not susceptible to analysis by production performance or material balance methods. These are most commonly newly developed and/or no-pressure depleting reservoirs. The amount of hydrocarbons in-place that can be recovered is not an integral part of the volumetric calculations but is an estimate inferred by other methods and a knowledge of the nature of the reservoir. Reserve estimates obtained by this method are generally considered to have a low degree of accuracy; but the degree of accuracy can be relatively high where rock quality and subsurface control is good and the nature of the reservoir is uncomplicated.

Analogy. This method which employs experience and judgment to estimate reserves, is based on observations of similar situations and includes consideration of theoretical performance. The analogy method is applicable where the data are insufficient or so inconclusive that reliable reserve estimates cannot be made by other methods. Reserve estimates obtained by this method are generally considered to have a relatively low degree of accuracy.

Much of the information used in the estimation of reserves is itself arrived at by the use of estimates. These estimates are subject to continuing change as additional information becomes available. Reserve estimates which presently appear to be correct may be found to contain substantial errors as time passes and new information is obtained about well and reservoir performance.

Cawley, Gillespie & Associates, Inc.
Appendix

APPENDIX

Reserve Definitions and Classifications

The Securities and Exchange Commission, in SX Reg. 210.4-10 dated November 18, 1981, as amended on September 19, 1989 and January 1, 2010, requires adherence to the following definitions of oil and gas reserves:

“(22) Proved	oil and gas reserves. Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations— prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

    “(i)    The area of a reservoir considered as proved includes: (A) The area identified by drilling and limited by fluid contacts, if any, and (B) Adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible oil or gas on the basis of available geoscience and engineering data.

    “(ii)    In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons (LKH) as seen in a well penetration unless geoscience, engineering, or performance data and reliable technology establishes a lower contact with reasonable certainty.

    “(iii)    Where direct observation from well penetrations has defined a highest known oil (HKO) elevation and the potential exists for an associated gas cap, proved oil reserves may be assigned in the structurally higher portions of the reservoir only if geoscience, engineering, or performance data and reliable technology establish the higher contact with reasonable certainty.

    “(iv)    Reserves which can be produced economically through application of improved recovery techniques (including, but not limited to, fluid injection) are included in the proved classification when: (A) Successful testing by a pilot project in an area of the reservoir with properties no more favorable than in the reservoir as a whole, the operation of an installed program in the reservoir or an analogous reservoir, or other evidence using reliable technology establishes the reasonable certainty of the engineering analysis on which the project or program was based; and (B) The project has been approved for development by all necessary parties and entities, including governmental entities.

    “(v)    Existing economic conditions include prices and costs at which economic producibility from a reservoir is to be determined. The price shall be the average price during the 12-month period prior to the ending

Cawley, Gillespie & Associates, Inc.
Appendix

date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.

“(6)    Developed oil and gas reserves. Developed oil and gas reserves are reserves of any category that can be expected to be recovered:

    “(i)    Through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well; and

    “(ii)    Through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well.

“(31)    Undeveloped oil and gas reserves. Undeveloped oil and gas reserves are reserves of any category that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

    “(i)    Reserves on undrilled acreage shall be limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances.

    “(ii)    Undrilled locations can be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances, justify a longer time.

    “(iii)    Under no circumstances shall estimates for undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir, as defined in paragraph (a)(2) of this section, or by other evidence using reliable technology establishing reasonable certainty.

“(18)    Probable reserves. Probable reserves are those additional reserves that are less certain to be recovered than proved reserves but which, together with proved reserves, are as likely as not to be recovered.

    “(i)    When deterministic methods are used, it is as likely as not that actual remaining quantities recovered will exceed the sum of estimated proved plus probable reserves. When probabilistic methods are used, there should be at least a 50% probability that the actual quantities recovered will equal or exceed the proved plus probable reserves estimates.

    “(ii)    Probable reserves may be assigned to areas of a reservoir adjacent to proved reserves where data control or interpretations of available data are less certain, even if the interpreted reservoir continuity of structure or productivity does not meet the reasonable certainty criterion. Probable reserves may be assigned to areas that are structurally higher than the proved area if these areas are in communication with the proved reservoir.

Cawley, Gillespie & Associates, Inc.
Appendix

    “(iii)    Probable reserves estimates also include potential incremental quantities associated with a greater percentage recovery of the hydrocarbons in place than assumed for proved reserves.

    “(iv)    See also guidelines in paragraphs (17)(iv) and (17)(vi) of this section (below).

“(17)    Possible reserves. Possible reserves are those additional reserves that are less certain to be recovered than probable reserves.

    “(i)    When deterministic methods are used, the total quantities ultimately recovered from a project have a low probability of exceeding proved plus probable plus possible reserves. When probabilistic methods are used, there should be at least a 10% probability that the total quantities ultimately recovered will equal or exceed the proved plus probable plus possible reserves estimates.

    “(ii)    Possible reserves may be assigned to areas of a reservoir adjacent to probable reserves where data control and interpretations of available data are progressively less certain. Frequently, this will be in areas where geoscience and engineering data are unable to define clearly the area and vertical limits of commercial production from the reservoir by a defined project.

    “(iii)    Possible reserves also include incremental quantities associated with a greater percentage recovery of the hydrocarbons in place than the recovery quantities assumed for probable reserves.

    “(iv)    The proved plus probable and proved plus probable plus possible reserves estimates must be based on reasonable alternative technical and commercial interpretations within the reservoir or subject project that are clearly documented, including comparisons to results in successful similar projects.

    “(v)    Possible reserves may be assigned where geoscience and engineering data identify directly adjacent portions of a reservoir within the same accumulation that may be separated from proved areas by faults with displacement less than formation thickness or other geological discontinuities and that have not been penetrated by a wellbore, and the registrant believes that such adjacent portions are in communication with the known (proved) reservoir. Possible reserves may be assigned to areas that are structurally higher or lower than the proved area if these areas are in communication with the proved reservoir.

    “(vi)    Pursuant to paragraph (22)(iii) of this section (above), where direct observation has defined a highest known oil (HKO) elevation and the potential exists for an associated gas cap, proved oil reserves should be assigned in the structurally higher portions of the reservoir above the HKO only if the higher contact can be established with reasonable certainty through reliable technology. Portions of the reservoir that do not meet this reasonable certainty criterion may be assigned as probable and possible oil or gas based on reservoir fluid properties and pressure gradient interpretations.”

Instruction 4 of Item 2(b) of Securities and Exchange Commission Regulation S-K was revised January 1, 2010 to state that “a registrant engaged in oil and gas producing activities shall provide the information required

Cawley, Gillespie & Associates, Inc.
Appendix

by Subpart 1200 of Regulation S–K.” This is relevant in that Instruction 2 to paragraph (a)(2) states: “The registrant is permitted, but not required, to disclose probable or possible reserves pursuant to paragraphs (a)(2)(iv) through (a)(2)(vii) of this Item.”

“(26)    Reserves. Reserves are estimated remaining quantities of oil and gas and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering oil and gas or related substances to market, and all permits and financing required to implement the project.

“Note to paragraph (26): Reserves should not be assigned to adjacent reservoirs isolated by major, potentially sealing, faults until those reservoirs are penetrated and evaluated as economically producible. Reserves should not be assigned to areas that are clearly separated from a known accumulation by a non-productive reservoir (i.e., absence of reservoir, structurally low reservoir, or negative test results). Such areas may contain prospective resources (i.e., potentially recoverable resources from undiscovered accumulations).”

Cawley, Gillespie & Associates, Inc.
Appendix

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

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Certificate of Trust of Whiting USA Trust I (Incorporated herein by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (Registration No. 333-147543))

3.2	Amended and Restated Trust Agreement, dated April 30, 2008, among Whiting Oil and Gas Corporation, Equity Oil Company (subsequently merged into Whiting Oil and Gas Corporation), The Bank of New York Mellon Trust Company, N.A. (formerly known as (f/k/a) The Bank of New York Trust Co., N.A.) as Trustee and Wilmington Trust Company as Delaware Trustee. (Incorporated herein by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed on April 30, 2008 (File No. 001-34026))

10.1	Conveyance of Net Profits Interest, dated April 30, 2008, from Whiting Oil and Gas Corporation and Equity Oil Company (subsequently merged into Whiting Oil and Gas Corporation) to The Bank of New York Mellon Trust Company, N.A. (f/k/a The Bank of New York Trust Co., N.A.) as Trustee of Whiting USA Trust I. (Incorporated herein by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on April 30, 2008 (File No. 001-34026))

10.2	Administrative Services Agreement, dated April 30, 2008, by and between Whiting Oil and Gas Corporation and The Bank of New York Mellon Trust Company, N.A. (f/k/a The Bank of New York Trust Co., N.A.) as Trustee of Whiting USA Trust I. (Incorporated herein by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed on April 30, 2008 (File No. 001-34026))

10.3	Registration Rights Agreement, dated April 30, 2008, by and between Whiting Petroleum Corporation and The Bank of New York Mellon Trust Company, N.A. (f/k/a The Bank of New York Trust Co., N.A.) as Trustee of Whiting USA Trust I. (Incorporated herein by reference to Exhibit 10.3 to the Trust’s Current Report on Form 8-K filed on April 30, 2008 (File No. 001-34026))

31*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99*	Report of Cawley, Gillespie & Associates, Inc., Independent Petroleum Engineers (included as Appendix 1 of this Annual Report on Form 10-K)

*	Filed Herewith