Form 10-Q
period 2012-03-31
WHITING USA TRUST I
filed 2012-05-10
CIK 1417003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 10, 2012, 13,863,889 Units of Beneficial Interest in Whiting USA Trust I were outstanding.

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

GAAP — Generally accepted accounting principles in the United States of America.

Gross wells — The total wells in which a working interest is owned.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

WHITING USA TRUST I

Statements of Assets, Liabilities and Trust Corpus (Unaudited)

(In thousands, except unit data)

	March 31, 2012	December 31, 2011
ASSETS
Cash and short-term investments	$108	$146
Investment in net profits interest, net	42,360	46,593

Total assets	$42,468	$46,739

LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses	$108	$146
Trust corpus (13,863,889 Trust units issued and outstanding)	42,360	46,593

Total liabilities and Trust corpus	$42,468	$46,739

Statements of Distributable Income (Unaudited)

(In thousands, except distributable income per unit data)

	Three Months Ended March 31,
	2012	2011
Income from net profits interest	$10,247	$9,567
General and administrative expenses	(213)	(199)
Cash reserves (withheld) used for current Trust expenses	38	(51)
State income tax withholding	(70)	(58)

Distributable income	$10,002	$9,259

Distributable income per unit	$0.721468	$0.667847

Statements of Changes in Trust Corpus (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2012	2011
Trust corpus, beginning of period	$46,593	$61,999
Distributable income	10,002	9,259
Distributions to unitholders	(10,002)	(9,259)
Amortization of investment in net profits interest	(4,233)	(3,739)

Trust corpus, end of period	$42,360	$58,260

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

The Trust was created to acquire and hold a term net profits interest (“NPI”) for the benefit of the Trust unitholders pursuant to a conveyance to the Trust from Whiting Oil and Gas. The term NPI is an interest in certain of Whiting Oil and Gas’ properties located in the Rocky Mountains, Mid-Continent, Permian Basin and Gulf Coast regions (the “underlying properties”). The NPI is the only asset of the Trust, other than cash reserves held for Trust expenses. As of December 31, 2011, these oil and gas properties included interests in 3,082 gross (370.4 net) producing oil and gas wells.

The NPI is passive in nature, and the Trustee has no management control over and no responsibility relating to the operation of the underlying properties. The NPI entitles the Trust to receive 90% of the net proceeds from the sale of production from the underlying properties. The NPI will terminate when 9.11 MMBOE have been produced and sold from the underlying properties (which amount is the equivalent of 8.20 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the NPI), and the Trust will soon thereafter wind up its affairs and terminate, after which it will pay no further distributions. As of March 31, 2012 on a cumulative accrual basis, 5.28 MMBOE of the Trust’s total 8.20 MMBOE have been produced and sold and a cumulative reserve quantity 0.02 MMBOE have been sold in divestitures. The remaining reserve quantities are projected to be produced by August 31, 2015, based on the reserve report for the underlying properties as of December 31, 2011.

The Trustee can authorize the Trust to borrow money to pay Trust administrative or incidental expenses that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from the Trustee, Whiting, or the Delaware Trustee as a lender provided that the terms of the loan are similar to the terms it would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. The Trustee may also deposit funds awaiting distribution in an account with itself and make other short-term investments with the funds distributed to the Trust.

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

2. BASIS OF ACCOUNTING

Interim Financial Statements — The accompanying unaudited financial information has been prepared by the Trustee in accordance with the instructions to Form 10-Q. The accompanying financial information is prepared on a comprehensive basis of accounting other than GAAP. The Trustee believes that the information furnished reflects all adjustments (consisting of normal and recurring adjustments) which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The Trust’s 2011 Annual Report on Form 10-K includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

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

While these statements differ from financial statements prepared in accordance with GAAP, the modified cash basis of reporting revenues and distributions is considered to be the most meaningful for the Trust’s activities and results because quarterly distributions to the Trust unitholders are based on net cash receipts. This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the SEC as specified by FASB ASC Topic 932, Extractive Activities – Oil and Gas: Financial Statements of Royalty Trusts.

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

Recent Accounting Pronouncements — There were no accounting pronouncements issued during the three months ended March 31, 2012 applicable to the Trust or its financial statements.

3. INVESTMENT IN NET PROFITS INTEREST

Whiting Oil and Gas conveyed the NPI to the Trust in exchange for 13,863,889 Trust units. The investment in net profits interest was recorded at the historical cost of Whiting on April 30, 2008, the date of conveyance, and was determined to be $123.6 million, of which $111.2 million (90% of the NPI) was attributed to the Trust. As of March 31, 2012 and December 31, 2011, accumulated amortization of the investment in net profits interest was $68.9 million and $64.6 million, respectively.

4. INCOME TAXES

The Trust is a grantor trust and therefore is not subject to federal income taxes. Accordingly, no recognition has been given to federal income taxes in the Trust’s financial statements. The Trust unitholders are treated as the owners of Trust income and corpus, and the entire taxable income of the Trust is reported by the Trust unitholders on their respective tax returns.

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

6. RELATED PARTY TRANSACTIONS

Capital Expenditures — During the three months ended March 31, 2012, Whiting incurred $1.4 million of capital expenditures on the underlying properties. These capital expenditures are the costs net to Whiting’s interest in the wells and which are related to the drilling and completing of oil and gas wells, capital workovers, facility upgrades and well recompletions that are performed to secure production from new horizons. Pursuant to the terms of the conveyance agreement, such expenditures were not deducted from gross proceeds or the Trust distributions, but they may have the effect of ultimately accelerating the receipt of NPI net proceeds and thereby benefiting the Trust unitholders by accelerating their return on investment. The Trust cannot provide any assurance that this will continue to occur or that future capital expenditures will be consistent with historical levels.

Operating Overhead — Pursuant to the terms of the applicable joint operating agreements, Whiting deducts from the gross proceeds an overhead fee to operate those underlying properties for which Whiting has been designated as the operator. Additionally, with respect to those underlying properties for which Whiting is the operator but where there is no operating agreement in place, Whiting deducts from the gross proceeds an overhead fee calculated in the same manner that Whiting allocates overhead to other similarly owned properties, which is customary practice in the oil and gas industry. Operating overhead activities include various engineering, legal, and administrative functions. The fee is adjusted annually pursuant to COPAS guidelines and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers. For the distribution made during the three months ended March 31, 2012, the Trust’s portion of the monthly charge totaled $420,922, and averaged $403 per month per active operated well. For the distribution made during the three months ended March 31, 2011, the Trust’s portion of the monthly charge totaled $432,430, and averaged $411 per month per active operated well.

Administrative Services Fee — Under the terms of the administrative services agreement, the Trust pays a quarterly administration fee of $50,000 to Whiting 60 days following the end of each calendar quarter. General and administrative expenses in the Trust’s statements of distributable income for the three months ended March 31, 2012 and 2011 each include $50,000 for quarterly administrative fees paid to Whiting.

Trustee Administrative Fee — Under the terms of the Trust agreement, the Trust pays an annual administrative fee to the Trustee of $160,000, paid in four quarterly installments of $40,000 each and is billed in arrears. General and administrative expenses in the Trust’s statements of distributable income for the three months ended March 31, 2012 and 2011 each include $40,000 for quarterly administrative fees paid to the Trustee.

Letter of Credit — On February 8, 2011, Whiting established a $1.0 million letter of credit for the Trustee in order to provide it with a mechanism to pay the operating expenses of the Trust in the unlikely event that Whiting should fail to fund the Trust in the future. This letter of credit will not be used to fund NPI distributions to unitholders.

7. SUBSEQUENT EVENTS

On May 7, 2012, the Trustee announced the Trust distribution of net profits for the first quarterly payment period in 2012. Unitholders of record on May 20, 2012 (which results in an effective record date of May 18, 2012 due to the 20th of May falling on a non-trading day) are expected to receive a distribution amounting to $10.0 million or $0.723387 per Trust unit, which is payable on or before May 30, 2012. This distribution is expected to consist of net cash proceeds of $10.3 million paid by Whiting to the Trust, which is inclusive of cash receipts totaling $1.6 million (90% of $1.8 million) for commodity derivative contracts settled from January through March 2012, less a provision of $175,000 for estimated Trust expenses and $81,414 for Montana state income tax withholdings.

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

The following review of the Trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto, as well as the Trustee’s discussion and analysis contained in the Trust’s 2011 Annual Report on Form 10-K. The Trust’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available on the SEC’s website www.sec.gov.

Note Regarding Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including without limitation the statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. No assurance can be given that such expectations will prove to have been correct. When used in this document, the words “believes,” “expects,” “anticipates,” “projects,” “intends” or similar expressions are intended to identify such forward-looking statements. The following important factors, in addition to those discussed elsewhere in this Form 10-Q, could affect the future results of the energy industry in general, and Whiting and the Trust in particular, and could cause actual results to differ materially from those expressed in such forward-looking statements:

•	the effect of changes in commodity prices and conditions in the capital markets;

•	uncertainty of estimates of oil and natural gas reserves and production;

•	risks incident to the operation of oil and natural gas wells;

•	future production costs;

•	the inability to access oil and natural gas markets due to market conditions or operational impediments;

•	failure of the underlying properties to yield oil or natural gas in commercially viable quantities;

•	the effect of existing and future laws and regulatory actions;

•	competition from others in the energy industry;

•	risks arising out of the hedge contracts;

•	inflation or deflation; and

•	other risks described under the caption “Risk Factors” in the Trust’s 2011 Annual Report on Form 10-K.

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

Oil and gas prices historically have been volatile and may fluctuate widely in the future. The following table highlights these price trends by listing quarterly average NYMEX crude oil and natural gas prices for the periods indicated through December 31, 2011 (as the February 2012 NPI distribution is affected only by October 2011 through December 2011 oil prices and by September 2011 through November 2011 natural gas prices):

	2010				2011
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Crude Oil (per Bbl)	$78.79	$77.99	$76.21	$85.18	$94.25	$102.55	$89.81	$94.02
Natural Gas (per MMBtu)	$5.30	$4.09	$4.39	$3.81	$4.10	$4.32	$4.20	$3.54

Although oil prices fell significantly after reaching highs in the third quarter of 2008, they have experienced a rebound in 2010 and 2011. Natural gas prices have likewise fallen significantly since their peak in the third quarter of 2008 but have remained low throughout 2009, 2010 and 2011. In addition, natural gas prices for 2012 have declined since year-end 2011. For example, the settled NYMEX prices for natural gas for the months of January, February, March and April 2012 were $3.08 per MMBtu, $2.68 per MMBtu, $2.41 per MMBtu, and $2.19 per MMBtu, respectively.

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

Trust termination. The NPI will terminate when 9.11 MMBOE have been produced and sold from the underlying properties (which amount is equivalent to 8.20 MMBOE attributable to the NPI), and the Trust will soon thereafter wind up its affairs and terminate, after which it will pay no further distributions. Since the assets of the Trust are depleting assets, a portion of each cash distribution paid on the Trust units should be considered by investors as a return of capital, with the remainder being considered as a return on investment. As a result, the market price of the Trust units will decline to zero at termination of the Trust. As of March 31, 2012 on a cumulative accrual basis, 5.28 MMBOE of the Trust’s total 8.20 MMBOE have been produced and sold (of which proceeds from the sale of 298 MBOE will be distributed to the unitholders of record on May 20, 2012 (which results in an effective record date of May 18, 2012 due to the 20th of May falling on a non-trading day) in the Trust’s forthcoming May 30, 2012 distribution) and a cumulative reserve quantity of 0.02 MMBOE have been divested. For additional discussion relating to, and of the assumptions underlying, the estimated date when 9.11 MMBOE (8.20 MMBOE at the 90% NPI) will be produced and sold from the underlying properties, after which the Trust will soon thereafter wind up its affairs and terminate, see “Description of the Underlying Properties” in Item 2 of the Trust’s 2011 Annual Report on Form 10-K.

Results of Trust Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

The following is a summary of income from the net profits interest received by the Trust for the three months ended March 31, 2012 and 2011, consisting of the February distribution for each respective year (dollars in thousands, except per Bbl, per Mcf, and per BOE amounts):

	Three Months Ended March 31,
	2012		2011
Sales volumes:
Oil from underlying properties (MBbls)	184	(a)	197	(b)
Natural gas from underlying properties (MMcf)	729	(a)	770	(b)

Total production (MBOE)	305		325
Average sales prices:
Oil (per Bbl)	$82.32		$70.69
Effect of oil hedges on average price (per Bbl)	—		—

Oil net of hedging (per Bbl)	$82.32		$70.69

Natural gas (per Mcf)	$3.97		$3.66
Effect of natural gas hedges on average price (per Mcf)	1.98		2.03

Natural gas net of hedging (per Mcf)	$5.95		$5.69
Costs (per BOE):
Lease operating expenses	$22.33		$19.82
Production taxes	$4.17		$3.82
Revenues:
Oil sales	$15,139	(a)	$13,942	(b)
Natural gas sales	2,897	(a)	2,819	(b)

Total revenues	$18,036		$16,761
Costs:
Lease operating expenses	$6,822		$6,451
Production taxes	1,274		1,242
Cash settlement gains received on commodity derivatives	(1,445)		(1,562)

Total costs	$6,651		$6,131

Net proceeds	$11,385		$10,630
Net profits percentage	90%		90%

Income from net profits interest	$10,247		$9,567

(a)	Oil and gas sales volumes and related revenues for the quarter ended March 31, 2012 (consisting of Whiting’s February 2012 NPI distribution to the Trust) generally represent crude oil production from October 2011 through December 2011 and natural gas production from September 2011 through November 2011.
(b)	Oil and gas sales volumes and related revenues for the quarter ended March 31, 2011 (consisting of Whiting’s February 2011 NPI distribution to the Trust) generally represent crude oil production from October 2010 through December 2010 and natural gas production from September 2010 through November 2010.

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

Revenues. Oil and natural gas revenues increased $1.3 million or 8% for the three months ended March 31, 2012 as compared to the same period in 2011. Revenues are a function of oil and natural gas sales prices and volumes sold. The increase in revenue between periods was due to higher market prices for oil and natural gas during the first quarter of 2012 as compared to the first quarter of 2011, which effect was partially offset by lower oil and natural gas sales volumes between periods. The average price for oil before the effects of hedging increased 16%, and the average price for natural gas before the effects of hedging increased 8%. Oil sales volumes decreased 7% or 13 MBbls, and gas sales volumes decreased 5% or 41 MMcf when comparing first quarter 2012 production to the same period in 2011. Both of these volume decreases were primarily related to normal field production decline.

Lease Operating Expenses. Lease operating expenses (“LOE”) increased $0.4 million or 6% when comparing the first quarter of 2012 to the first quarter of 2011, primarily due to an increase in the cost of oilfield goods and services, higher labor costs on Whiting-operated properties, an increase in overhead fees charged to the underlying properties under joint operating agreements, and higher transportation costs between periods. These increases in lease operating expenses coupled with the decrease in overall production volumes between periods resulted in an increase in LOE on a BOE basis of 13%, from $19.82 during the first quarter of 2011 to $22.33 during the same period in 2012.

Production Taxes. Production taxes are typically calculated as a percentage of oil and natural gas revenues before the effects of hedging. Tax credits and exemptions allowed in the various taxing jurisdictions are generally utilized to their potential. Production taxes for the three months ended March 31, 2012 increased $0.03 million or 3% compared to the same period in 2011, primarily due to higher oil and natural gas sales between periods. However, production taxes as a percent of oil and gas revenues remained relatively constant for the first three months of 2012 and 2011 at 7.1% and 7.4%, respectively.

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

Cash settlements relating to these hedges resulted in a gain of $1.4 million for the first quarter of 2012, which had the effect of increasing the average price of natural gas by $1.98 per Mcf for that period, and cash settlements relating to these hedges resulted in a gain of $1.6 million for the first quarter of 2011, which had the effect of increasing the average price of natural gas by $2.03 per Mcf for that 2011 period. As a result, the total net price of natural gas of $5.95 per Mcf and $5.69 per Mcf that the Trust received for the three months ended March 31, 2012 and 2011, respectively, included premiums of 33% and 36%, respectively, related to the effects of hedging for those same periods. However, all hedges and their related pricing impacts terminate as of December 31, 2012, while the Trust’s oil and gas reserves are currently projected to terminate in August 2015 based on the Trust’s 2011 reserve report. Therefore, no commodity price hedges will be in effect beginning January 1, 2013 to reduce the Trust’s exposure to oil and natural gas price volatility.

Distributable Income. For the three months ended March 31, 2012, the Trust’s distributable income was $10.0 million and was based on income from net profits interest of $10.2 million less Trust general and administrative costs and cash withheld of $175,000 and Montana state income tax withholdings of $69,478. This compares to distributable income of $9.3 million for the first three months of 2011, which was based on income from net profits interest of $9.6 million less $250,000 for Trust expenses and $57,719 in Montana state income tax withholdings.

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

Although capital expenditures for the testing, drilling, completion, equipping, plugging back or recompletion of any well that is a part of the underlying properties cannot be deducted from gross proceeds pursuant to the terms of the conveyance agreement, Whiting incurred capital expenditures of $1.4 million on the underlying properties during the three months ended March 31, 2012. Such expenditures were not deducted from gross proceeds or Trust distributions, but they may have the effect of ultimately accelerating the receipt of NPI net proceeds and thereby benefiting the Trust unitholders by accelerating their return on investment. The Trust cannot provide any assurance that this will continue to occur or that future capital expenditures will be consistent with historical levels.

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

Future Trust Distributions to Unitholders

On May 7, 2012, the Trustee announced the Trust distribution of net profits for the first quarterly payment period in 2012. Unitholders of record on May 20, 2012 (which results in an effective record date of May 18, 2012 due to the 20th of May falling on a non-trading day) are expected to receive a distribution amounting to $10.0 million or $0.723387 per Trust unit, which is payable on or before May 30, 2012. This distribution is expected to consist of net cash proceeds of $10.3 million paid by Whiting to the Trust, which is inclusive of cash receipts totaling $1.6 million (90% of $1.8 million) for commodity derivative contracts settled from January through March 2012, less a provision of $175,000 for estimated Trust expenses and $81,414 for Montana state income tax withholdings.

New Accounting Pronouncements

There were no accounting pronouncements issued during the three months ended March 31, 2012 applicable to the Trust or its financial statements.

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2011. There have been no significant changes to the critical accounting policies during the three months ended March 31, 2012.

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

The collared hedges shown above have the effect of providing a protective floor while allowing Trust unitholders to share in upward price movements. Consequently, while these hedges are designed to decrease exposure to price decreases, they also have the effect of limiting the benefit of price increases beyond the ceiling. For the crude oil contracts listed above, a hypothetical $10.00 change in the NYMEX price above the ceiling price or below the floor price applied to the notional amounts would cause an aggregate change in the cash settlement payments (gains received) on all oil commodity derivatives of $3.2 million to Whiting, of which 90% would be transferred to the Trust. For the natural gas contracts listed above, a hypothetical $1.00 change in the NYMEX price above the ceiling price or below the floor price applied to the notional amounts would cause an aggregate change in the cash settlement payments (gains received) on all natural gas commodity derivatives of $1.2 million to Whiting, of which 90% would be transferred to the Trust. These hypothetical cash settlement payments (gains received) would be recognized as contracts expire in future periods through 2012.

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

Due to the contractual arrangements of (i) the Trust agreement and (ii) the conveyance of the NPI, the Trustee relies on (A) information provided by Whiting, including historical operating data, plans for future operating and capital expenditures, reserve information and information relating to projected production, and (B) conclusions and reports regarding reserves by the Trust’s independent reserve engineers. For a description of certain risks relating to these arrangements and risks relating to the Trustee’s reliance on information reported by Whiting and included in the Trust’s results of operations, see the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, Item 1A. Risk Factors “The Trust and the Trust unitholders have no voting or managerial rights with respect to the underlying properties. As a result, neither the Trust nor the unitholders have any ability to influence the operation of the underlying properties”.

Changes in Internal Control over Financial Reporting. During the quarter ended March 31, 2012, there has been no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Whiting.

PART II-OTHER INFORMATION

Item 1A. Risk Factors.

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. No material change to such risk factors has occurred during the three months ended March 31, 2012.

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

Date: May 10, 2012

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

EXHIBIT INDEX

Exhibit Number		Description

3.1*	—	Certificate of Trust of Whiting USA Trust I [Incorporated herein by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (Registration No. 333-147543)]

3.2*	—	Amended and Restated Trust Agreement, dated April 30, 2008, among Whiting Oil and Gas Corporation, Equity Oil Company (subsequently merged into Whiting Oil and Gas Corporation), The Bank of New York Mellon Trust Company, N.A. (f/k/a The Bank of New York Trust Co., N.A.) as Trustee and Wilmington Trust Company as Delaware Trustee. [Incorporated herein by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed on April 30, 2008 (File No. 001-34026)]

10.1*	—	Conveyance of Net Profits Interest, dated April 30, 2008, from Whiting Oil and Gas Corporation and Equity Oil Company (subsequently merged into Whiting Oil and Gas Corporation), to The Bank of New York Mellon Trust Company, N.A. (f/k/a The Bank of New York Trust Co., N.A.) as Trustee of Whiting USA Trust I. [Incorporated herein by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on April 30, 2008 (File No. 001-34026)]

10.2*	—	Administrative Services Agreement, dated April 30, 2008, by and between Whiting Oil and Gas Corporation and The Bank of New York Mellon Trust Company, N.A. (f/k/a The Bank of New York Trust Co., N.A.) as Trustee of Whiting USA Trust I. [Incorporated herein by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed on April 30, 2008 (File No. 001-34026)]

10.3*	—	Registration Rights Agreement, dated April 30, 2008, by and between Whiting Petroleum Corporation and The Bank of New York Mellon Trust Company, N.A. (f/k/a The Bank of New York Trust Co., N.A.) as Trustee of Whiting USA Trust I. [Incorporated herein by reference to Exhibit 10.3 to the Trust’s Current Report on Form 8-K filed on April 30, 2008 (File No. 001-34026)]

31	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	(Asterisk indicates exhibit previously filed with the SEC and incorporated herein by reference.)