Form 10-Q
period 2012-06-30
WHITING USA TRUST I
filed 2012-08-09
CIK 1417003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2012

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

As of August 9, 2012, 13,863,889 Units of Beneficial Interest in Whiting USA Trust I were outstanding.

GLOSSARY OF CERTAIN DEFINITIONS

The following are definitions of significant terms used in this report:

“Bbl” One stock tank barrel, or 42 U.S. gallons liquid volume, used in this report in reference to oil and other liquid hydrocarbons.

“BOE” One stock tank barrel of oil equivalent, computed on an approximate energy equivalent basis that one Bbl of crude oil equals six Mcf of natural gas and one Bbl of crude oil equals one Bbl of natural gas liquids.

“Btu” or “British thermal unit” The quantity of heat required to raise the temperature of one pound of water one degree Fahrenheit.

“Completion” The installation of permanent equipment for the production of oil or natural gas, or in the case of a dry hole, the reporting of abandonment to the appropriate agency.

“COPAS” The Council of Petroleum Accountants Societies, Inc.

“Costless collar” An options position where the proceeds from the sale of a call option at its inception fund the purchase of a put option at its inception.

“FASB” Financial Accounting Standards Board.

“FASB ASC” The Financial Accounting Standards Board Accounting Standards Codification.

“Field” An area consisting of either a single reservoir, or multiple reservoirs, all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.

“GAAP” Generally accepted accounting principles in the United States of America.

“Gross wells” The total wells in which a working interest is owned.

“MBbl” One thousand barrels of crude oil or other liquid hydrocarbons.

“MBOE” One thousand BOE.

“Mcf” One thousand standard cubic feet of natural gas.

“MMBOE” One million BOE.

“MMBtu” One million Btu.

“MMcf” One million standard cubic feet of natural gas.

“Net profits interest” (NPI) A nonoperating interest that creates a share in gross production from an operating or working interest in oil and natural gas properties. The share is measured by net profits from the sale of production after deducting costs associated with that production.

“Plugging and abandonment” Refers to the sealing off of fluids in the strata penetrated by a well so that the fluids from one stratum will not escape into another or to the surface. Regulations of many states require plugging of abandoned wells.

“Recompletion” An operation whereby a completion in one zone is abandoned in order to attempt a completion in a different zone within the existing wellbore.

“Reserves” Estimated remaining quantities of oil and gas and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering oil and gas or related substances to market, and all permits and financing required to implement the project.

“Reservoir” A porous and permeable underground formation containing a natural accumulation of producible crude oil and/or natural gas that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.

“SEC” The United States Securities and Exchange Commission.

“Working interest” The interest in a crude oil and natural gas property (normally a leasehold interest) that gives the owner the right to drill, produce and conduct operations on the property and to share in production, subject to all royalties, overriding royalties and other burdens and to share in all costs of exploration, development and operations and all risks in connection therewith.

“Workover” Operations on a producing well to restore or increase production.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WHITING USA TRUST I

Statements of Assets, Liabilities and Trust Corpus (Unaudited)

(In thousands, except unit data)

	June 30, 2012	December 31, 2011
ASSETS
Cash and short-term investments	$20	$146
Investment in net profits interest, net	38,244	46,593

Total assets	$38,264	$46,739

LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses	$20	$146
Trust corpus (13,863,889 Trust units issued and outstanding)	38,244	46,593

Total liabilities and Trust corpus	$38,264	$46,739

Statements of Distributable Income (Unaudited)

(In thousands, except distributable income per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Income from net profits interest	$10,285	$10,312	$20,532	$19,879
General and administrative expenses	(263)	(190)	(476)	(389)
Cash reserves (withheld) used for current Trust expenses	88	40	126	(11)
State income tax withholding	(81)	(59)	(151)	(117)

Distributable income	$10,029	$10,103	$20,031	$19,362

Distributable income per unit	$0.723387	$0.728739	$1.444855	$1.396567

Statements of Changes in Trust Corpus (Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Trust corpus, beginning of period	$42,360	$58,260	$46,593	$61,999
Distributable income	10,029	10,103	20,031	19,362
Distributions to unitholders	(10,029)	(10,103)	(20,031)	(19,362)
Amortization of investment in net profits interest	(4,116)	(3,963)	(8,349)	(7,702)

Trust corpus, end of period	$38,244	$54,297	$38,244	$54,297

The accompanying notes are an integral part of these financial statements.

WHITING USA TRUST I

NOTES TO MODIFIED CASH BASIS FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION OF THE TRUST

Formation of the Trust — Whiting USA Trust I (the “Trust”) is a statutory trust formed in October 2007 under the Delaware Statutory Trust Act, pursuant to a trust agreement (the “Trust agreement”) among Whiting Oil and Gas Corporation and Equity Oil Company, as trustors, The Bank of New York Trust Company, N.A., as Trustee (subsequently renamed The Bank of New York Mellon Trust Company, N.A., and hereinafter referred to as the “Trustee”) and Wilmington Trust Company as Delaware Trustee (the “Delaware Trustee”). The initial capitalization of the Trust estate was funded by Whiting Petroleum Corporation (“Whiting”) in November 2007. Effective September 30, 2009, Equity Oil Company merged into Whiting Oil and Gas Corporation (“Whiting Oil and Gas”) with Whiting Oil and Gas as the surviving corporation. Whiting Oil and Gas, as referred to herein, is a subsidiary of Whiting and the successor to Equity Oil Company.

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

The NPI is passive in nature, and the Trustee has no management control over and no responsibility relating to the operation of the underlying properties. The NPI entitles the Trust to receive 90% of the net proceeds from the sale of production from the underlying properties. The NPI will terminate when 9.11 MMBOE have been produced and sold from the underlying properties (which amount is the equivalent of 8.20 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the NPI), and the Trust will soon thereafter wind up its affairs and terminate, after which it will pay no further distributions. As of June 30, 2012 on a cumulative accrual basis, 5.57 MMBOE of the Trust’s total 8.20 MMBOE have been produced and sold and a cumulative reserve quantity of 0.02 MMBOE have been sold in divestitures. The remaining reserve quantities are projected to be produced by August 31, 2015, based on the reserve report for the underlying properties as of December 31, 2011.

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

Initial Issuance of Trust Units and Net Profits Interest Conveyance — In April 2008, the registration statement on Form S-1/S-3 (Registration No. 333-147543) filed by Whiting and the Trust in connection with the initial public offering of the Trust’s units was declared effective by the SEC. Subsequently, the Trust issued 13,863,889 Trust units to Whiting in exchange for the conveyance of the term NPI from Whiting Oil and Gas, as discussed above. Immediately thereafter, Whiting completed an initial public offering of units of beneficial interest in the Trust, selling 11,677,500 Trust units to the public. Whiting retained, and has continued to retain, an ownership in 2,186,389 Trust units, or 15.8% of the total Trust units issued and outstanding.

2. BASIS OF ACCOUNTING

Interim Financial Statements — The accompanying unaudited financial information has been prepared by the Trustee in accordance with the instructions to the Quarterly Report on Form 10-Q. The accompanying financial information is prepared on a comprehensive basis of accounting other than GAAP. The Trustee believes that the information furnished reflects all adjustments (consisting of normal and recurring adjustments) which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The Trust’s 2011 Annual Report on Form 10-K includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report on Form 10-Q. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

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

Most accounting pronouncements apply to entities whose financial statements are prepared in accordance with GAAP, directing such entities to accrue or defer revenues and expenses in a period other than when such revenues are received or expenses are paid. Because the Trust’s financial statements are prepared on the modified cash basis as described above, however, most accounting pronouncements are not applicable to the Trust’s financial statements.

Recent Accounting Pronouncements — There were no accounting pronouncements issued during the six months ended June 30, 2012 applicable to the Trust or its financial statements.

3. INVESTMENT IN NET PROFITS INTEREST

Whiting Oil and Gas conveyed the NPI to the Trust in exchange for 13,863,889 Trust units. The investment in net profits interest was recorded at the historical cost basis of Whiting on April 30, 2008, the date of conveyance, and was determined to be $123.6 million, of which $111.2 million (90% of the NPI) was attributed to the Trust. As of June 30, 2012 and December 31, 2011, accumulated amortization of the investment in net profits interest was $73.0 million and $64.6 million, respectively.

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

6. RELATED PARTY TRANSACTIONS

Capital Expenditures — During the three and six months ended June 30, 2012, Whiting incurred $0.6 and $2.1 million, respectively, of capital expenditures on the underlying properties. These capital expenditures are the costs net to Whiting’s interest in the wells and which are related to the drilling and completing of oil and gas wells, capital workovers, facility upgrades and well recompletions that are performed to secure production from new horizons. Pursuant to the terms of the conveyance agreement, such expenditures were not deducted from gross proceeds or the Trust distributions, but they may have the effect of ultimately accelerating the receipt of NPI net proceeds and thereby benefiting the Trust unitholders by accelerating their return on investment. The Trust cannot provide any assurance that this will continue to occur or that future capital expenditures will be consistent with historical levels.

Operating Overhead — Pursuant to the terms of the applicable joint operating agreements, Whiting deducts from the gross proceeds an overhead fee to operate those underlying properties for which Whiting has been designated as the operator. Additionally, with respect to those underlying properties for which Whiting is the operator but where there is no operating agreement in place, Whiting deducts from the gross proceeds an overhead fee calculated in the same manner that Whiting allocates overhead to other similarly owned properties, which is customary practice in the oil and gas industry. Operating overhead activities include various engineering, legal and administrative functions. The fee is adjusted annually pursuant to COPAS guidelines and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers. The following table presents the Trust’s portion of these overhead charges for the distributions made during the three and six months ended June 30, 2012 and 2011 (in thousands, except per well data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total overhead charges (in thousands)	$426	$413	$847	$845
Overhead charge per month per active operated well	$408	$392	$406	$401

Administrative Services Fee — Under the terms of the administrative services agreement, the Trust pays a quarterly administration fee of $50,000 to Whiting 60 days following the end of each calendar quarter. General and administrative expenses in the Trust’s statements of distributable income for the three and six months ended June 30, 2012 include $50,000 and $100,000, respectively, for quarterly administrative fees paid to Whiting. General and administrative expenses in the Trust’s statements of distributable income for the three and six months ended June 30, 2011 include $50,000 and $100,000, respectively, for quarterly administrative fees paid to Whiting.

Trustee Administrative Fee — Under the terms of the Trust agreement, the Trust pays an annual administrative fee to the Trustee of $160,000, paid in four quarterly installments of $40,000 each and is billed in arrears. General and administrative expenses in the Trust’s statements of distributable income for the three and six months ended June 30, 2012 include $40,000 and $80,000, respectively, for quarterly administrative fees paid to the Trustee. General and administrative expenses in the Trust’s statements of distributable income for the three and six months ended June 30, 2011 include $40,000 and $80,000, respectively, for quarterly administrative fees paid to the Trustee.

Letter of Credit — On February 8, 2011, Whiting established a $1.0 million letter of credit for the Trustee in order to provide it with a mechanism to pay the operating expenses of the Trust, in the event that Whiting should fail to lend funds to the Trust if requested to do so by the Trustee. This letter of credit will not be used to fund NPI distributions to unitholders, and Whiting has no obligation to lend funds to the Trust.

7. SUBSEQUENT EVENT

On August 8, 2012, the Trustee announced the Trust distribution of net profits for the second quarterly payment period in 2012. Unitholders of record on August 20, 2012 are expected to receive a distribution amounting to $9.6 million or $0.688853 per Trust unit, which is payable on or before August 29, 2012. This distribution is expected to consist of net cash proceeds of $9.8 million paid by Whiting to the Trust, which is inclusive of cash receipts totaling $1.3 million (90% of $1.5 million) for commodity derivative contracts settled from April through June 2012, less a provision of $245,000 for estimated Trust expenses and $49,303 for Montana state income tax withholdings.

Item 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

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

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including without limitation the statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. No assurance can be given that such expectations will prove to have been correct. When used in this document, the words “believes,” “expects,” “anticipates,” “projects,” “intends” or similar expressions are intended to identify such forward-looking statements. The following important factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q, could affect the future results of the energy industry in general, and Whiting and the Trust in particular, and could cause actual results to differ materially from those expressed in such forward-looking statements:

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

Overview

The Trust does not conduct any operations or activities. The Trust’s purpose is, in general, to hold the NPI, to distribute to unitholders cash that the Trust receives in respect of the NPI, and to perform certain administrative functions in respect of the NPI and the Trust units. The Trust derives substantially all of its income and cash flows from the NPI, which is in turn subject to commodity hedge contracts. The NPI entitles the Trust to receive 90% of the net proceeds from the sale of production from the underlying properties.

Oil and gas prices historically have been volatile and may fluctuate widely in the future. The table below highlights these price trends by listing quarterly average NYMEX crude oil and natural gas prices for the periods indicated through March 31, 2012. The May 2012 NPI distribution is mainly affected, however, by January 2012 through March 2012 oil prices and by December 2011 through February 2012 natural gas prices.

	2010				2011				2012
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1
Crude Oil (per Bbl)	$78.79	$77.99	$76.21	$85.18	$94.25	$102.55	$89.81	$94.02	$102.94
Natural Gas (per MMBtu)	$5.30	$4.09	$4.39	$3.81	$4.10	$4.32	$4.20	$3.54	$2.72

Although oil prices fell significantly after reaching highs in the third quarter of 2008, they have experienced a rebound in 2010 and 2011. Natural gas prices have likewise fallen significantly since their peak in the third quarter of 2008 but have remained low throughout 2009, 2010 and 2011. In addition, natural gas prices declined during the first half of 2012, but have begun to improve in recent months. The following table highlights the settled NYMEX prices for natural gas for January through August 2012:

	2012
	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.
Natural Gas (per MMBtu)	$3.08	$2.68	$2.41	$2.19	$2.03	$2.42	$2.77	$3.01

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

Trust termination. The NPI will terminate when 9.11 MMBOE have been produced and sold from the underlying properties (which amount is equivalent to 8.20 MMBOE attributable to the NPI), and the Trust will soon thereafter wind up its affairs and terminate, after which it will pay no further distributions. Since the assets of the Trust are depleting assets, a portion of each cash distribution paid on the Trust units should be considered by investors as a return of capital, with the remainder being considered as a return on investment. As a result, the market price of the Trust units will decline to zero at termination of the Trust. As of June 30, 2012 on a cumulative accrual basis, 5.57 MMBOE of the Trust’s total 8.20 MMBOE have been produced and sold (of which proceeds from the sale of 325 MBOE will be distributed to the unitholders in the Trust’s forthcoming August 29, 2012 distribution) and a cumulative reserve quantity of 0.02 MMBOE have been divested. For additional discussion relating to, and of the assumptions underlying, the estimated date when 9.11 MMBOE (8.20 MMBOE at the 90% NPI) will be produced and sold from the underlying properties, after which the Trust will soon thereafter wind up its affairs and terminate, see “Description of the Underlying Properties” in Item 2 of the Trust’s 2011 Annual Report on Form 10-K.

Results of Trust Operations

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

The following is a summary of income from the net profits interest received by the Trust for the six months ended June 30, 2012 and 2011, consisting of the February and May distributions for each respective year (dollars in thousands, except per Bbl, per Mcf and per BOE amounts):

	Six Months Ended June 30,
	2012	2011
Sales volumes:
Oil from underlying properties (MBbls)	372(a)	383(b)
Natural gas from underlying properties (MMcf)	1,385(a)	1,520(b)

Total production (MBOE)	603	636

Average sales prices:
Oil (per Bbl)	$84.29	$74.83
Effect of oil hedges on average price (per Bbl)	-	-

Oil net of hedging (per Bbl)	$84.29	$74.83

Natural gas (per Mcf)	$3.66	$3.91
Effect of natural gas hedges on average price (per Mcf) (c)	2.31	1.91

Natural gas net of hedging (per Mcf)	$5.97	$5.82

Costs (per BOE):
Lease operating expenses	$23.63	$20.23
Production taxes	$4.26	$3.96
Revenues:
Oil sales	$31,367(a)	$28,632(b)
Natural gas sales	5,065(a)	5,944(b)

Total revenues	$36,432	$34,576

Costs:
Lease operating expenses	$14,250	$12,868
Production taxes	2,571	2,521
Cash settlement gains received on commodity derivatives (c)	(3,202)	(2,901)

Total costs	$13,619	$12,488

Net proceeds	$22,813	$22,088
Net profits percentage	90%	90%

Income from net profits interest	$20,532	$19,879

(a)

Oil and gas sales volumes and related revenues for the six months ended June 30, 2012 (consisting of Whiting’s February and May 2012 NPI distributions to the Trust) generally represent crude oil production from October 2011 through March 2012 and natural gas production from September 2011 through February 2012.

(b)

Oil and gas sales volumes and related revenues for the six months ended June 30, 2011 (consisting of Whiting’s February and May 2011 NPI distributions to the Trust) generally represent crude oil production from October 2010 through March 2011 and natural gas production from September 2010 through February 2011.

(c)	As discussed below, all hedges terminate as of December 31, 2012.

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

Revenues. Oil and natural gas revenues increased $1.9 million or 5% for the six months ended June 30, 2012 as compared to the same period in 2011. Revenues are a function of oil and natural gas sales prices and volumes sold. The increase in revenue between periods was due to higher market prices for oil during the first half of 2012 as compared to the first half of 2011, which effect was partially offset by lower market prices for natural gas and lower oil and natural gas sales volumes between periods. The average price for oil before the effects of hedging increased 13%, while the average price for natural gas before the effects of hedging decreased 6%. Oil sales volumes decreased 3% or 11 MBbls, and gas sales volumes decreased 9% or 135 MMcf during the first six months of 2012 compared to the same period in 2011. Both of these volume decreases were primarily related to normal field production decline. These production decline rates can vary from period to period due to differences in timing associated with revenues distributed and received from non-operated properties.

Lease Operating Expenses. Lease operating expenses (“LOE”) increased $1.4 million or 11% during the first six months of 2012 compared to the first six months of 2011, primarily due to an increase of $1.6 million in the cost of oilfield goods and services and $0.3 million in higher labor costs on Whiting-operated properties. These increases were partially offset by a $0.5 million decrease in plug and abandonment charges between periods. The increase in overall lease operating expenses coupled with the decrease in overall production volumes between periods resulted in an increase in LOE of 17% on a per BOE basis, from $20.23 during the first half of 2011 to $23.63 for the same period in 2012.

Production Taxes. Production taxes are typically calculated as a percentage of oil and natural gas revenues before the effects of hedging. Tax credits and exemptions allowed in the various taxing jurisdictions are generally utilized to their potential. Production taxes for the six months ended June 30, 2012 increased $0.05 million or 2% compared to the same period in 2011, primarily due to higher oil sales between periods. However, production taxes as a percent of oil and gas revenues remained relatively constant for the first six months of 2012 and 2011 at 7.1% and 7.3%, respectively.

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

Cash settlements relating to these hedges resulted in a gain of $3.2 million for the six months ended June 30, 2012, which had the effect of increasing the average price of natural gas by $2.31 per Mcf for that period, and cash settlements relating to these hedges resulted in a gain of $2.9 million for the six months ended June 30, 2011, which had the effect of increasing the average price of natural gas by $1.91 per Mcf for that 2011 period. As a result, the total net price of natural gas of $5.97 per Mcf and $5.82 per Mcf that the Trust received for the six months ended June 30, 2012 and 2011, respectively, included premiums of 39% and 33%, respectively, related to the effects of hedging for those same periods. However, all hedges and their related pricing impacts terminate as of December 31, 2012, while the Trust’s oil and gas reserves are currently projected to terminate in August 2015 based on the Trust’s 2011 reserve report. Therefore, no commodity price hedges will be in effect beginning January 1, 2013 through Trust termination to reduce the Trust’s exposure to oil and natural gas price volatility.

Distributable Income. For the six months ended June 30, 2012, the Trust’s distributable income was $20.0 million and was based on income from net profits interest of $20.5 million less Trust general and administrative costs and cash withheld of $350,000 and Montana state income tax withholdings of $150,892. This compares to distributable income of $19.4 million for the first six months of 2011, which was based on income from net profits interest of $19.9 million less $400,000 for Trust expenses and $117,140 in Montana state income tax withholdings.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

The following is a summary of income from the net profits interest received by the Trust for the three months ended June 30, 2012 and 2011, consisting of the May distribution for each respective year (dollars in thousands, except per Bbl, per Mcf and per BOE amounts):

	Three Months Ended June 30,
	2012	2011
Sales volumes:
Oil from underlying properties (MBbls)	188(a)	185(b)
Natural gas from underlying properties (MMcf)	656(a)	751(b)

Total production (MBOE)	298	310

Average sales prices:
Oil (per Bbl)	$86.21	$79.25
Effect of oil hedges on average price (per Bbl)	-	-

Oil net of hedging (per Bbl)	$86.21	$79.25

Natural gas (per Mcf)	$3.31	$4.16
Effect of natural gas hedges on average price (per Mcf) (c)	2.67	1.79

Natural gas net of hedging (per Mcf)	$5.98	$5.95

Costs (per BOE):
Lease operating expenses	$24.96	$20.67
Production taxes	$4.36	$4.12
Revenues:
Oil sales	$16,228(a)	$14,690(b)
Natural gas sales	2,168(a)	3,125(b)

Total revenues	$18,396	$17,815

Costs:
Lease operating expenses	$7,428	$6,417
Production taxes	1,297	1,278
Cash settlement gains received on commodity derivatives (c)	(1,756)	(1,339)

Total costs	$6,969	$6,356

Net proceeds	$11,427	$11,459
Net profits percentage	90%	90%

Income from net profits interest	$10,285	$10,312

(a)

Oil and gas sales volumes and related revenues for the quarter ended June 30, 2012 (consisting of Whiting’s May 2012 NPI distribution to the Trust) generally represent crude oil production from January 2012 through March 2012 and natural gas production from December 2011 through February 2012.

(b)

Oil and gas sales volumes and related revenues for the quarter ended June 30, 2011 (consisting of Whiting’s May 2011 NPI distribution to the Trust) generally represent crude oil production from January 2011 through March 2011 and natural gas production from December 2010 through February 2011.

(c)	As discussed below, all hedges terminate as of December 31, 2012.

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

Revenues. Oil and natural gas revenues increased $0.6 million or 3% for the three months ended June 30, 2012 as compared to the same period in 2011. Revenues are a function of oil and natural gas sales prices and volumes sold. The increase in revenue between periods was due to higher market prices for oil and higher oil sales volumes during the second quarter of 2012 as compared to the second quarter of 2011, which effect was partially offset by lower market prices for natural gas and lower natural gas sales volumes between periods. The average price for oil before the effects of hedging increased 9%, while the average price for natural gas before the effects of hedging decreased 21%. Oil sales volumes increased 2% or 3 MBbls, while gas sales volumes decreased 13% or 95 MMcf during the second quarter 2012 compared to the same period in 2011. Oil sales volumes increased between periods primarily due to four recently drilled wells that came on line in the second half of 2011, as well as several workovers that resulted in increased production. These oil volume increases were partially offset by normal field production decline. Gas sales volume decreases were primarily related to normal field production decline. This gas decline rate is also impacted between reporting periods by differences in timing associated with revenues distributed and received from non-operated properties.

Lease Operating Expenses. Lease operating expenses (“LOE”) increased $1.0 million or 16% during the second quarter of 2012 compared to the second quarter of 2011, primarily due to an increase of $1.0 million in the cost of oilfield goods and services. The increase in overall lease operating expenses coupled with the decrease in overall production volumes between periods resulted in an increase in LOE of 21% on a per BOE basis, from $20.67 during the second quarter of 2011 to $24.96 for the same period in 2012.

Production Taxes. Production taxes are typically calculated as a percentage of oil and natural gas revenues before the effects of hedging. Tax credits and exemptions allowed in the various taxing jurisdictions are generally utilized to their potential. Production taxes for the three months ended June 30, 2012 increased $0.02 million or 1% compared to the same period in 2011, primarily due to higher oil sales between periods. However, production taxes as a percent of oil and gas revenues remained relatively constant for the second quarter of 2012 and 2011 at 7.1% and 7.2%, respectively.

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

Cash settlements relating to these hedges resulted in a gain of $1.8 million for the second quarter of 2012, which had the effect of increasing the average price of natural gas by $2.67 per Mcf for that period, and cash settlements relating to these hedges resulted in a gain of $1.3 million for the second quarter of 2011, which had the effect of increasing the average price of natural gas by $1.79 per Mcf for that 2011 period. As a result, the total net price of natural gas of $5.98 per Mcf and $5.95 per Mcf that the Trust received for the three months ended June 30, 2012 and 2011, respectively, included premiums of 45% and 30%, respectively, related to the effects of hedging for those same periods. However, all hedges and their related pricing impacts terminate as of December 31, 2012, while the Trust’s oil and gas reserves are currently projected to terminate in August 2015 based on the Trust’s 2011 reserve report. Therefore, no commodity price hedges will be in effect beginning January 1, 2013 through Trust termination to reduce the Trust’s exposure to oil and natural gas price volatility.

Distributable Income. For the three months ended June 30, 2012, the Trust’s distributable income was $10.0 million and was based on income from net profits interest of $10.3 million less Trust general and administrative costs and cash withheld of $175,000 and Montana state income tax withholdings of $81,414. This compares to distributable income of $10.1 million during the second quarter of 2011, which was based on income from net profits interest of $10.3 million less $150,000 for Trust expenses and $59,421 in Montana state income tax withholdings.

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

Although capital expenditures for the testing, drilling, completion, equipping, plugging back or recompletion of any well that is a part of the underlying properties cannot be deducted from gross proceeds pursuant to the terms of the conveyance agreement, Whiting incurred capital expenditures of $2.1 million on the underlying properties during the six months ended June 30, 2012. Such expenditures were not deducted from gross proceeds or Trust distributions, but they may have the effect of ultimately accelerating the receipt of NPI net proceeds and thereby benefiting the Trust unitholders by accelerating their return on investment. The Trust cannot provide any assurance that this will continue to occur or that future capital expenditures will be consistent with historical levels.

On February 8, 2011, Whiting established a $1.0 million letter of credit for the Trustee in order to provide a mechanism for the Trustee to pay the operating expenses of the Trust, in the event that Whiting should fail to lend funds to the Trust if requested to do so by the Trustee. This letter of credit will not be used to fund NPI distributions to unitholders, and Whiting has no obligation to lend funds to the Trust.

The Trust does not have any transactions, arrangements or other relationships with unconsolidated entities or persons that could materially affect the Trust’s liquidity or the availability of capital resources.

Future Trust Distributions to Unitholders

On August 8, 2012, the Trustee announced the Trust distribution of net profits for the second quarterly payment period in 2012. Unitholders of record on August 20, 2012 are expected to receive a distribution amounting to $9.6 million or $0.688853 per Trust unit, which is payable on or before August 29, 2012. This distribution is expected to consist of net cash proceeds of $9.8 million paid by Whiting to the Trust, which is inclusive of cash receipts totaling $1.3 million (90% of $1.5 million) for commodity derivative contracts settled from April through June 2012, less a provision of $245,000 for estimated Trust expenses and $49,303 for Montana state income tax withholdings.

New Accounting Pronouncements

There were no accounting pronouncements issued during the six months ended June 30, 2012 applicable to the Trust or its financial statements.

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2011. There have been no significant changes to the critical accounting policies during the six months ended June 30, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Hedge Contracts

The primary asset of and source of income to the Trust is the term NPI, which generally entitles the Trust to receive 90% of the net proceeds from oil and gas production from the underlying properties. Consequently, the Trust is exposed to market risk from fluctuations in oil and gas prices. Through 2012, however, the NPI is subject to commodity hedge contracts in the form of costless collars entered into by Whiting, which reduce the NPI’s exposure to commodity price volatility. No additional hedges are allowed to be placed on Trust assets, and the Trust cannot therefore enter into derivative contracts for speculative or trading purposes.

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

Crude oil costless collar arrangements settle based on the average of the closing settlement price for each commodity business day in the contract period. Natural gas costless collar arrangements settle based on the closing settlement price on the second to last scheduled trading day of the month prior to delivery. In a collar arrangement, the counterparty is required to make a payment to Whiting for the difference between the fixed floor price and the settlement price if the settlement price is below the fixed floor price. Whiting is required to make a payment to the hedge counterparty for the difference between the fixed ceiling price and the settlement price if the settlement price is above the fixed ceiling price. Whiting’s crude oil and natural gas price risk management positions in collar arrangements through December 31, 2012, which collars have the potential to affect Whiting’s future distributions to the Trust, are as follows:

	Oil Collars		Natural Gas Collars
	Volumes (Bbls)	Weighted Average Price (per Bbl) Floor / Ceiling	Volumes (MMBtu)	Price (per MMBtu) Floor / Ceiling
Three months ending September 30, 2012	107,226	$74.00/$141.70	390,519	$6.00/$14.45
Three months ending December 31, 2012	105,084	$74.00/$142.21	379,839	$7.00/$13.40

The collared hedges shown above have the effect of providing a protective floor while allowing Trust unitholders to share in upward price movements up to the ceiling. Consequently, while these hedges are designed to decrease exposure to price decreases, they also have the effect of limiting the benefit of price increases beyond the ceiling. For the crude oil contracts listed above, a hypothetical $10.00 change in the NYMEX price above the ceiling price or below the floor price applied to the notional amounts would cause an aggregate change in the cash settlement payments (gains received) on all oil commodity derivatives of $2.1 million to Whiting, of which 90% would be transferred to the Trust. For the natural gas contracts listed above, a hypothetical $1.00 change in the NYMEX price above the ceiling price or below the floor price applied to the notional amounts would cause an aggregate change in the cash settlement payments (gains received) on all natural gas commodity derivatives of $0.8 million to Whiting, of which 90% would be transferred to the Trust. These hypothetical cash settlement payments (gains received) would be recognized as contracts expire in future periods through 2012.

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

Item 4. Controls and Procedures

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

Changes in Internal Control over Financial Reporting. During the quarter ended June 30, 2012, there has been no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Whiting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. No material change to such risk factors has occurred during the six months ended June 30, 2012.

Item 6. Exhibits

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

Date: August 9, 2012

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