Form 10-Q
period 2012-09-30
WHITING USA TRUST I
filed 2012-11-09
CIK 1417003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2012

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

As of November 9, 2012, 13,863,889 Units of Beneficial Interest in Whiting USA Trust I were outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WHITING USA TRUST I

Statements of Assets, Liabilities and Trust Corpus (Unaudited)

(In thousands, except unit data)

	September 30, 2012	December 31, 2011
ASSETS
Cash and short-term investments	$79	$146
Investment in net profits interest, net	34,517	46,593

Total assets	$34,596	$46,739

LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses	$79	$146
Trust corpus (13,863,889 Trust units issued and outstanding)	34,517	46,593

Total liabilities and Trust corpus	$34,596	$46,739

Statements of Distributable Income (Unaudited)

(In thousands, except distributable income per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Income from net profits interest	$9,844	$11,684	$30,376	$31,563
General and administrative expenses	(186)	(185)	(662)	(574)
Cash reserves used (withheld) for current Trust expenses	(59)	10	67	(1)
State income tax withholding	(49)	(84)	(200)	(201)

Distributable income	$9,550	$11,425	$29,581	$30,787

Distributable income per unit	$0.688853	$0.824101	$2.133708	$2.220687

Statements of Changes in Trust Corpus (Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Trust corpus, beginning of period	$38,244	$54,297	$46,593	$61,999
Distributable income	9,550	11,425	29,581	30,787
Distributions to unitholders	(9,550)	(11,425)	(29,581)	(30,787)
Amortization of investment in net profits interest	(3,727)	(3,906)	(12,076)	(11,608)

Trust corpus, end of period	$34,517	$50,391	$34,517	$50,391

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

The NPI is passive in nature, and the Trustee has no management control over and no responsibility relating to the operation of the underlying properties. The NPI entitles the Trust to receive 90% of the net proceeds from the sale of production from the underlying properties. The NPI will terminate when 9.11 MMBOE have been produced and sold from the underlying properties (which amount is the equivalent of 8.20 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the NPI), and the Trust will soon thereafter wind up its affairs and terminate, after which it will pay no further distributions. As of September 30, 2012 on a cumulative accrual basis, 5.83 MMBOE (71%) of the Trust’s total 8.20 MMBOE have been produced and sold and a cumulative reserve quantity of 0.02 MMBOE have been sold in divestitures. The remaining reserve quantities are projected to be produced by August 31, 2015, based on the reserve report for the underlying properties as of December 31, 2011.

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

Initial Issuance of Trust Units and Net Profits Interest Conveyance — In April 2008, the Trust issued 13,863,889 Trust units to Whiting in exchange for the conveyance of the term NPI from Whiting Oil and Gas, which is described above. Immediately thereafter, Whiting completed an initial public offering of units of beneficial interest in the Trust, selling 11,677,500 Trust units to the public. Whiting retained, and has continued to retain, an ownership in 2,186,389 Trust units, or 15.8% of the total Trust units issued and outstanding.

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

Recent Accounting Pronouncements — There were no accounting pronouncements issued during the nine months ended September 30, 2012 applicable to the Trust or its financial statements.

3. INVESTMENT IN NET PROFITS INTEREST

Whiting Oil and Gas conveyed the NPI to the Trust in exchange for 13,863,889 Trust units. The investment in net profits interest was recorded at the historical cost basis of Whiting on April 30, 2008, the date of conveyance, and was determined to be $123.6 million, of which $111.2 million (90% of the NPI) was attributed to the Trust. As of September 30, 2012 and December 31, 2011, accumulated amortization of the investment in net profits interest was $76.7 million and $64.6 million, respectively.

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

5. DISTRIBUTION TO UNITHOLDERS

Actual cash distributions to the Trust unitholders depend on the volumes of and prices received for oil, natural gas and natural gas liquids produced from the underlying properties, among other factors. Quarterly cash distributions during the term of the Trust are made by the Trustee no later than 60 days following the end of each quarter (or the next succeeding business day) to the Trust unitholders of record on the 50th day following the end of each quarter. Such amounts equal the excess, if any, of the cash received by the Trust during the quarter, over the expenses of the Trust paid during such quarter, subject to any adjustments for changes made by the Trustee during such quarter in any cash reserves established for future expenses of the Trust.

6. RELATED PARTY TRANSACTIONS

Capital Expenditures — During the three and nine months ended September 30, 2012, Whiting incurred $1.8 and $3.9 million, respectively, of capital expenditures on the underlying properties. These capital expenditures are the costs net to Whiting’s interest in the wells and which are related to the drilling and completing of oil and gas wells, capital workovers, facility upgrades and well recompletions that are performed to secure production from new horizons. Pursuant to the terms of the conveyance agreement, such expenditures were not deducted from gross proceeds or the Trust distributions, but they may have the effect of ultimately accelerating the receipt of NPI net proceeds and thereby benefiting the Trust unitholders by accelerating their return on investment. The Trust cannot provide any assurance that this will continue to occur or that future capital expenditures will be consistent with historical levels.

Operating Overhead — Pursuant to the terms of the applicable joint operating agreements, Whiting deducts from the gross proceeds an overhead fee to operate those underlying properties for which Whiting has been designated as the operator. Additionally, with respect to those underlying properties for which Whiting is the operator but where there is no operating agreement in place, Whiting deducts from the gross proceeds an overhead fee calculated in the same manner that Whiting allocates overhead to other similarly owned properties, which is customary practice in the oil and gas industry. Operating overhead activities include various engineering, legal and administrative functions. The fee is adjusted annually pursuant to COPAS guidelines and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers. The following table presents the Trust’s portion of these overhead charges for the distributions made during the three and nine months ended September 30, 2012 and 2011 (in thousands, except per well data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Total overhead charges (in thousands)	$447	$411	$1,295	$1,278
Overhead charge per month per active operated well	$428	$391	$413	$405

Administrative Services Fee — Under the terms of the administrative services agreement, the Trust pays a quarterly administration fee of $50,000 to Whiting 60 days following the end of each calendar quarter. General and administrative expenses in the Trust’s statements of distributable income for the three and nine months ended September 30, 2012 include $50,000 and $150,000, respectively, for quarterly administrative fees paid to Whiting. General and administrative expenses in the Trust’s statements of distributable income for the three and nine months ended September 30, 2011 include $100,000 and $150,000, respectively, for quarterly administrative fees paid to Whiting.

Trustee Administrative Fee — Under the terms of the Trust agreement, the Trust pays an annual administrative fee to the Trustee of $160,000, paid in four quarterly installments of $40,000 each and is billed in arrears. General and administrative expenses in the Trust’s statements of distributable income for the three and nine months ended September 30, 2012 include $40,000 and $120,000, respectively, for quarterly administrative fees paid to the Trustee. General and administrative expenses in the Trust’s statements of distributable income for the three and nine months ended September 30, 2011 include $40,000 and $120,000, respectively, for quarterly administrative fees paid to the Trustee.

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

7. SUBSEQUENT EVENT

On November 9, 2012, the Trustee announced the Trust distribution of net profits for the third quarterly payment period in 2012. Unitholders of record on November 19, 2012 are expected to receive a distribution amounting to $7.1 million or $0.512336 per Trust unit, which is payable on or before November 29, 2012. This distribution is expected to consist of net cash proceeds of $7.5 million paid by Whiting to the Trust, which is inclusive of cash receipts totaling $1.1 million (90% of $1.2 million) for commodity derivative contracts settled from July through September 2012, less a provision of $325,000 for estimated Trust expenses and $51,144 for Montana state income tax withholdings.

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

Overview and Trust Termination

The Trust does not conduct any operations or activities. The Trust’s purpose is, in general, to hold the NPI, to distribute to unitholders cash that the Trust receives in respect of the NPI, and to perform certain administrative functions in respect of the NPI and the Trust units. The Trust derives substantially all of its income and cash flows from the NPI, which is in turn subject to commodity hedge contracts through December 31, 2012. The NPI entitles the Trust to receive 90% of the net proceeds from the sale of production from the underlying properties.

Oil and gas prices historically have been volatile and may fluctuate widely in the future. The table below highlights these price trends by listing quarterly average NYMEX crude oil and natural gas prices for the periods indicated through June 30, 2012. The August 2012 NPI distribution is mainly affected, however, by April 2012 through June 2012 oil prices and by March 2012 through May 2012 natural gas prices.

	2010				2011				2012
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2
Crude Oil (per Bbl)	$78.79	$77.99	$76.21	$85.18	$94.25	$102.55	$89.81	$94.02	$102.94	$93.51
Natural Gas (per MMBtu)	$5.30	$4.09	$4.39	$3.81	$4.10	$4.32	$4.20	$3.54	$2.72	$2.21

Although oil prices fell significantly after reaching highs in the third quarter of 2008, they experienced a rebound in 2010, 2011 and the first half of 2012. Natural gas prices have likewise fallen significantly since their peak in the third quarter of 2008 but remained low throughout 2009, 2010 and 2011. In addition, natural gas prices declined during the first half of 2012, but have begun to improve in recent months. The following table highlights the settled NYMEX prices for natural gas for January through November 2012:

	2012
	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.
Natural Gas (per MMBtu)	$3.08	$2.68	$2.41	$2.19	$2.03	$2.42	$2.77	$3.01	$2.63	$3.06	$3.47

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

Trust termination. The NPI will terminate when 9.11 MMBOE have been produced and sold from the underlying properties (which amount is equivalent to 8.20 MMBOE attributable to the NPI), and the Trust will soon thereafter wind up its affairs and terminate, after which it will pay no further distributions. Since the assets of the Trust are depleting assets, a portion of each cash distribution paid on the Trust units should be considered by investors as a return of capital, with the remainder being considered as a return on investment. As a result, the market price of the Trust units will decline to zero at termination of the Trust. As of September 30, 2012 on a cumulative accrual basis, 5.83 MMBOE (71%) of the Trust’s total 8.20 MMBOE have been produced and sold (of which proceeds from the sale of 271 MBOE, which is 90% of 302 MBOE, will be distributed to the unitholders in the Trust’s forthcoming November 29, 2012 distribution) and a cumulative reserve quantity of 0.02 MMBOE have been divested. For additional discussion relating to, and of the assumptions underlying, the estimated date when 9.11 MMBOE (8.20 MMBOE at the 90% NPI) will be produced and sold from the underlying properties, after which the Trust will soon thereafter wind up its affairs and terminate, see “Description of the Underlying Properties” in Item 2 of the Trust’s 2011 Annual Report on Form 10-K.

Results of Trust Operations

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

The following is a summary of income from net profits interest received by the Trust for the nine months ended September 30, 2012 and 2011, consisting of the February, May and August distributions for each respective year (dollars in thousands, except per Bbl, per Mcf and per BOE amounts):

	Nine Months Ended September 30,
	2012	2011
Sales volumes:
Oil from underlying properties (MBbl)	572 (a)	566 (b)
Natural gas from underlying properties (MMcf)	2,132 (a)	2,196 (b)

Total production (MBOE)	928	932

	Nine Months Ended September 30,
	2012	2011
Average sales prices:
Oil (per Bbl)	$82.61	$80.21
Effect of oil hedges on average price (per Bbl) (c)	-	-

Oil net of hedging (per Bbl)	$82.61	$80.21

Natural gas (per Mcf)	$3.31	$4.00
Effect of natural gas hedges on average price (per Mcf) (c)	2.21	1.66

Natural gas net of hedging (per Mcf)	$5.52	$5.66

Costs (per BOE):
Lease operating expenses	$23.28	$20.21
Production taxes	$3.99	$4.23
Revenues:
Oil sales	$47,285 (a)	$45,439 (b)
Natural gas sales	7,066 (a)	8,776 (b)

Total revenues	$54,351	$54,215

Costs:
Lease operating expenses	$21,597	$18,842
Production taxes	3,701	3,946
Cash settlement gains received on commodity derivatives (c)	(4,699)	(3,643)

Total costs	$20,599	$19,145

Net proceeds	$33,752	$35,070
Net profits percentage	90%	90%

Income from net profits interest	$30,376	$31,563

(a)

Oil and gas sales volumes and related revenues for the nine months ended September 30, 2012 (consisting of Whiting’s February, May and August 2012 NPI distributions to the Trust) generally represent crude oil production from October 2011 through June 2012 and natural gas production from September 2011 through May 2012.

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

Revenues. Oil and natural gas revenues increased $0.1 million or 0.3% for the nine months ended September 30, 2012 as compared to the same period in 2011. Revenues are a function of oil and natural gas sales prices and production volumes sold. The increase in revenue between periods was due to higher market prices for oil and higher oil sales volumes during the first nine months of 2012 as compared to the first nine months of 2011, which effect was partially offset by lower market prices for natural gas and lower natural gas sales volumes between periods. The average price for oil before the effects of hedging increased 3%, while the average price for natural gas before the effects of hedging decreased 17%. Oil sales volumes increased 1% or 6 MBbl, and gas sales volumes decreased 3% or 64 MMcf during the first nine months of 2012 compared to the same period in 2011. Oil sales volumes increased between periods primarily due to three recently drilled oil wells that came on line during the last twelve months, as well as well workover activity that resulted in increased production. These oil volume increases were partially offset by normal field production decline. Gas sales volume decreases were primarily related to normal field production decline. Partially offsetting this gas volume decline were production increases related to (i) the resolution of pressure issues at a gas pipeline sales point in Oklahoma which negatively impacted gas production during the first nine months of 2011, (ii) recovery from Mississippi River flooding which hampered gas production in Louisiana during the third quarter of 2011 and (iii) two recently drilled gas wells that came on line during the last twelve months.

Lease Operating Expenses. Lease operating expenses (“LOE”) increased $2.8 million or 15% during the first nine months of 2012 compared to the first nine months of 2011, primarily due to an increase of $2.6 million in the cost of oilfield goods and services, a $0.5 million increase in operating costs charged to wells that are not operated by Whiting, and $0.4 million in higher labor costs on Whiting-operated properties. These increases were partially offset by a $0.7 million decrease in plug and abandonment charges between periods. The increase in overall lease operating expenses coupled with the decrease in overall production volumes between periods resulted in an increase in LOE on a per BOE basis of 15%,from $20.21 during the first nine months of 2011 to $23.28 for the same period in 2012.

Production Taxes. Production taxes are typically calculated as a percentage of oil and natural gas revenues before the effects of hedging. Tax credits and exemptions allowed in the various taxing jurisdictions are generally utilized to their potential. Production taxes for the nine months ended September 30, 2012 decreased $0.2 million or 6% compared to the same period in 2011, and production taxes as a percent of oil and gas revenues also declined between periods, from 7.3% for the first nine months of 2011 to 6.8% for the first nine months of 2012. This decrease was primarily related to certain production tax refunds received in the third quarter of 2012.

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

Cash settlements relating to these hedges resulted in a gain of $4.7 million for the nine months ended September 30, 2012, which had the effect of increasing the average price of natural gas by $2.21 per Mcf for that period, and cash settlements relating to these hedges resulted in a gain of $3.6 million for the nine months ended September 30, 2011, which had the effect of increasing the average price of natural gas by $1.66 per Mcf for that 2011 period. As a result, the total net price of natural gas of $5.52 per Mcf and $5.66 per Mcf that the Trust received for the nine months ended September 30, 2012 and 2011, respectively, included premiums of 40% and 29%, respectively, related to the effects of hedging for those same periods. However, all hedges and their related pricing impacts terminate as of December 31, 2012, while the Trust’s oil and gas reserves are currently projected to terminate in August 2015 based on the Trust’s 2011 reserve report. Therefore, no commodity price hedges will be in effect beginning January 1, 2013 through Trust termination to reduce the Trust’s exposure to oil and natural gas price volatility.

General and Administrative Expenses.    During the first nine months of 2012, the Trust’s general and administrative expenses increased by $0.1 million as compared to the same period in 2011 due to differences in timing as to when certain administrative invoices were received and paid by the Trustee. Certain invoices for annual services provided by auditors and tax consultants were paid during the nine months ended September 30, 2012, and these recurring invoices were not similarly paid during the same 2011 reporting period.

Distributable Income. For the nine months ended September 30, 2012, the Trust’s distributable income was $29.6 million and was based on income from net profits interest of $30.4 million, which has been reduced by Trust general and administrative costs of $0.7 million and Montana state income tax withholdings of $0.2 million, and adjusted for changes in Trust cash reserves. This compares to distributable income of $30.8 million for the first nine months of 2011, which was based on income from net profits interest of $31.6 million that has been reduced by $0.6 million of Trust administrative expenses and $0.2 million in Montana state income tax withholdings, and adjusted for changes in Trust cash reserves.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

The following is a summary of income from net profits interest received by the Trust for the three months ended September 30, 2012 and 2011, consisting of the August distribution for each respective year (dollars in thousands, except per Bbl, per Mcf and per BOE amounts):

	Three Months Ended September 30,
	2012	2011
Sales volumes:
Oil from underlying properties (MBbl)	200 (a)	184(b)
Natural gas from underlying properties (MMcf)	747 (a)	676(b)

Total production (MBOE)	325	297
Average sales prices:
Oil (per Bbl)	$79.47	$91.40
Effect of oil hedges on average price (per Bbl) (c)	-	-

Oil net of hedging (per Bbl)	$79.47	$91.40

Natural gas (per Mcf)	$2.68	$4.19
Effect of natural gas hedges on average price (per Mcf) (c)	2.00	1.10

Natural gas net of hedging (per Mcf)	$4.68	$5.29

Costs (per BOE):
Lease operating expenses	$22.62	$20.15
Production taxes	$3.48	$4.81
Revenues:
Oil sales	$15,917 (a)	$16,807 (b)
Natural gas sales	2,001 (a)	2,832 (b)

Total revenues	$17,918	$19,639

Costs:
Lease operating expenses	$7,347	$5,974
Production taxes	1,130	1,425
Cash settlement gains received on commodity derivatives (c)	(1,497)	(742)

Total costs	$6,980	$6,657

Net proceeds	$10,938	$12,982
Net profits percentage	90%	90%

Income from net profits interest	$9,844	$11,684

(a)

Oil and gas sales volumes and related revenues for the quarter ended September 30, 2012 (consisting of Whiting’s August 2012 NPI distribution to the Trust) generally represent crude oil production from April 2012 through June 2012 and natural gas production from March 2012 through May 2012.

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

Revenues. Oil and natural gas revenues decreased $1.7 million or 9% for the three months ended September 30, 2012 as compared to the same period in 2011. Revenues are a function of oil and natural gas sales prices and production volumes sold. The decrease in revenue between periods was due to lower market prices for oil and natural gas during the third quarter of 2012 as compared to the third quarter of 2011, which effect was partially offset by higher oil and natural gas sales volumes between periods. The average price for oil before the effects of hedging decreased 13%, and the average price for natural gas before the effects of hedging decreased 36%. Oil sales volumes increased 9% or 16 MBbl, and gas sales volumes increased 11% or 71 MMcf during the third quarter 2012 compared to the same period in 2011. These sales volumes increased between periods primarily due to three recently drilled wells that came on line during the last twelve months, as well as well workover activity that resulted in increased production. These oil volume increases were partially offset by normal field production decline. Gas sales volume increases were primarily related to the resolution of pressure issues at a gas pipeline sales point in Oklahoma which negatively impacted gas production during the third quarter of 2011, and recovery from Mississippi River flooding which hampered gas production in Louisiana during the third quarter of 2011. These gas volume increases were partially offset by normal field production decline.

Lease Operating Expenses. Lease operating expenses (“LOE”) increased $1.4 million or 23% during the third quarter of 2012 compared to the third quarter of 2011, primarily due to an increase of $1.0 million in the cost of oilfield goods and services and $0.4 million in higher operating costs charged to wells that are not operated by Whiting. LOE on a per BOE basis also increased during the third quarter of 2012 from $20.15 during the third quarter of 2011 to $22.62 for the same period in 2012, a 12% increase. This higher LOE rate was mainly due to the increases in lease operating expenses discussed above, partially offset by higher overall production volumes between periods.

Production Taxes. Production taxes are typically calculated as a percentage of oil and natural gas revenues before the effects of hedging. Tax credits and exemptions allowed in the various taxing jurisdictions are generally utilized to their potential. Production taxes for the three months ended September 30, 2012 decreased $0.3 million or 21% compared to the same period in 2011, primarily due to lower oil and natural gas sales between periods. Production taxes as a percent of oil and gas revenues declined between periods from 7.3% for the first three months of 2011 to 6.3% for the first three months of 2012. This decrease was primarily related to certain production tax refunds received in the third quarter of 2012.

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

Cash settlements relating to these hedges resulted in a gain of $1.5 million for the third quarter of 2012, which had the effect of increasing the average price of natural gas by $2.00 per Mcf for that period, and cash settlements relating to these hedges resulted in a gain of $0.7 million for the third quarter of 2011, which had the effect of increasing the average price of natural gas by $1.10 per Mcf for that 2011 period. As a result, the total net price of natural gas of $4.68 per Mcf and $5.29 per Mcf that the Trust received for the three months ended September 30, 2012 and 2011, respectively, included premiums of 43% and 21%, respectively, related to the effects of hedging for those same periods. However, all hedges and their related pricing impacts terminate as of December 31, 2012, while the Trust’s oil and gas reserves are currently projected to terminate in August 2015 based on the Trust’s 2011 reserve report. Therefore, no commodity price hedges will be in effect beginning January 1, 2013 through Trust termination to reduce the Trust’s exposure to oil and natural gas price volatility.

General and Administrative Expenses.  The Trust’s general and administrative expenses typically fluctuate between reporting periods due to differences in timing as to when administrative invoices are received and then paid by the Trustee. For the three months ended September 30, 2012 and 2011, however, the Trust’s general and administrative costs remained consistent at $0.2 million for each respective period.

Distributable Income. For the three months ended September 30, 2012, the Trust’s distributable income was $9.6 million and was based on income from net profits interest of $9.8 million, which has been reduced by Trust general and administrative costs of $0.2 million and Montana state income tax withholdings of $0.05 million, and adjusted for changes in Trust cash reserves. This compares to distributable income of $11.4 million during the third quarter of 2011, which was based on income from net profits interest of $11.7 million that has been reduced by $0.2 million of Trust administrative expenses and $0.1 million in Montana state income tax withholdings, and adjusted for changes in Trust cash reserves.

Liquidity and Capital Resources

The Trust has no source of liquidity or capital resources other than cash flows from the NPI. Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee and the Delaware Trustee, a quarterly fee to Whiting pursuant to an administrative services agreement, and expenses in connection with the discharge of the Trustee’s duties, including third party engineering, audit, accounting and legal fees. Each quarter, the Trustee determines the amount of funds available for distribution to unitholders. Available funds are the excess cash, if any, received by the Trust from the NPI and other sources (such as interest earned on any amounts reserved by the Trustee) that quarter, over the Trust’s expenses for that quarter. Available funds are reduced by any cash the Trustee decides to hold as a reserve against future liabilities. The Trustee may borrow funds required to pay liabilities if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust’s liabilities. If the Trustee borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid.

Income to the Trust from the NPI is based on the calculation and definitions of “gross proceeds” and “net proceeds” contained in the conveyance agreement, which is listed as an exhibit to this report, and reference is hereby made to such conveyance agreement for the actual definitions of “gross proceeds” and “net proceeds”.

Although capital expenditures for the testing, drilling, completion, equipping, plugging back or recompletion of any well that is a part of the underlying properties cannot be deducted from gross proceeds pursuant to the terms of the conveyance agreement, Whiting incurred capital expenditures of $3.9 million on the underlying properties during the nine months ended September 30, 2012. Such expenditures were not deducted from gross proceeds or Trust distributions, but they may have the effect of ultimately accelerating the receipt of NPI net proceeds and thereby benefiting the Trust unitholders by accelerating their return on investment. The Trust cannot provide any assurance that this will continue to occur or that future capital expenditures will be consistent with historical levels.

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

Future Trust Distributions to Unitholders

On November 9, 2012, the Trustee announced the Trust distribution of net profits for the third quarterly payment period in 2012. Unitholders of record on November 19, 2012 are expected to receive a distribution amounting to $7.1 million or $0.512336 per Trust unit, which is payable on or before November 29, 2012. This distribution is expected to consist of net cash proceeds of $7.5 million paid by Whiting to the Trust, which is inclusive of cash receipts totaling $1.1 million (90% of $1.2 million) for commodity derivative contracts settled from July through September 2012, less a provision of $325,000 for estimated Trust expenses and $51,144 for Montana state income tax withholdings.

New Accounting Pronouncements

There were no accounting pronouncements issued during the nine months ended September 30, 2012 applicable to the Trust or its financial statements.

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2011. There have been no significant changes to the critical accounting policies during the nine months ended September 30, 2012.

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

	Oil Collars		Natural Gas Collars
	Volumes (Bbl)	Weighted Average Price (per Bbl) Floor / Ceiling	Volumes (MMBtu)	Price (per MMBtu) Floor / Ceiling
Three months ending December 31, 2012	105,084	$74.00/$142.21	379,839	$7.00/$13.40

The collared hedges shown above have the effect of providing a protective floor while allowing Trust unitholders to share in upward price movements up to the ceiling. Consequently, while these hedges are designed to decrease exposure to price decreases, they also have the effect of limiting the benefit of price increases beyond the ceiling. For the crude oil contracts listed above, a hypothetical $10.00 change in the NYMEX price above the ceiling price or below the floor price applied to the notional amounts would cause an aggregate change in the cash settlement payments (gains received) on all oil commodity derivatives of $1.1 million to Whiting, of which 90% would be transferred to the Trust. For the natural gas contracts listed above, a hypothetical $1.00 change in the NYMEX price above the ceiling price or below the floor price applied to the notional amounts would cause an aggregate change in the cash settlement payments (gains received) on all natural gas commodity derivatives of $0.4 million to Whiting, of which 90% would be transferred to the Trust. These hypothetical cash settlement payments (gains received) would be recognized as contracts expire in future periods through 2012.

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

Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2012, there has been no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Whiting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. No material change to such risk factors has occurred during the nine months ended September 30, 2012.

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

Date: November 9, 2012

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

EXHIBIT INDEX

Exhibit Number	Description

3.1*	Certificate of Trust of Whiting USA Trust I [Incorporated herein by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (Registration No. 333-147543)]

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

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(* Asterisk indicates exhibit previously filed with the SEC and incorporated herein by reference.)