Form 10-K
period 2012-12-31
WHITING USA TRUST I
filed 2013-03-15
CIK 1417003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for The Fiscal Year Ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☑

The aggregate market value of Units of Beneficial Interest in Whiting USA Trust I held by non-affiliates at the closing sales price on June 30, 2012 of $17.71 was $206,808,525.

As of March 15, 2013, 13,863,889 Units of Beneficial Interest in Whiting USA Trust I were outstanding.

Documents Incorporated By Reference: None

References to the “Trust” in this document refer to Whiting USA Trust I. References to “Whiting” in this document refer to Whiting Petroleum Corporation and its wholly-owned subsidiaries. References to “Whiting Oil and Gas” in this document refer to Whiting Oil and Gas Corporation, a wholly-owned subsidiary of Whiting Petroleum Corporation and the successor to Equity Oil Company. Equity Oil Company was merged into Whiting Oil and Gas Corporation effective September 30, 2009. The merger did not have an effect on the Trust.

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

“Bcf” One billion cubic feet of natural gas.

“BOE” One stock tank barrel of oil equivalent, computed on an approximate energy equivalent basis that one Bbl of crude oil equals six Mcf of natural gas and one Bbl of crude oil equals one Bbl of natural gas liquids.

“BOE/d” One BOE per day.

“Btu or British thermal unit” The quantity of heat required to raise the temperature of one pound of water one degree Fahrenheit.

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

“deterministic method” The method of estimating reserves or resources using a single value for each parameter (from the geoscience, engineering or economic data) in the reserves calculation.

“development well” A well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.

“differential” The difference between a benchmark price of oil and natural gas, such as the NYMEX crude oil spot, and the wellhead price received.

“exploratory well” A well drilled to find a new field or to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir. Generally, an exploratory well is any well that is not a development well, an extension well, a service well or a stratigraphic test well.

“extension well” A well drilled to extend the limits of a known reservoir.

“farm-in or farm-out agreement” An agreement under which the owner of a working interest in an oil or natural gas lease typically assigns the working interest or a portion of the working interest to another party who desires to drill on the leased acreage. Generally, the assignee is required to drill one or more wells in order to earn its interest in the acreage. The assignor usually retains a royalty or reversionary interest in the lease. The interest received by an assignee is a “farm-in” while the interest transferred by the assignor is a “farm-out.”

“FASB” Financial Accounting Standards Board.

“FASB ASC” The Financial Accounting Standards Board Accounting Standards Codification.

“field” An area consisting of either a single reservoir or multiple reservoirs, all grouped on or related to the same individual geological structural feature and/or stratigraphic condition. There may be two or more reservoirs in a field that are separated vertically by intervening impervious strata, or laterally by local geologic barriers, or both. Reservoirs that are associated by being in overlapping or adjacent fields may be treated as a single or common operational field. The geological terms “structural feature” and “stratigraphic condition” are intended to identify localized geological features as opposed to the broader terms of basins, trends, provinces, plays, areas of interest, etc.

“GAAP” Generally accepted accounting principles in the United States of America.

“gross wells” The total wells in which a working interest is owned.

“IRS” The Internal Revenue Service of the United States federal government.

“lease operating expense” or “LOE” The expenses of lifting oil or gas from a producing formation to the surface, constituting part of the current operating expenses of a working interest, and also including labor, superintendence, supplies, repairs, short-lived assets, maintenance, allocated overhead costs and other expenses incidental to production, but not including lease acquisition or drilling or completion expenses.

“MBbl” One thousand barrels of crude oil or other liquid hydrocarbons.

“MBOE” One thousand BOE.

“MBOE/d” One MBOE per day.

“Mcf” One thousand standard cubic feet of natural gas.

“MMBOE” One million BOE.

“MMBtu” One million Btu.

“MMcf” One million standard cubic feet of natural gas.

“net production” The total production attributable to our fractional working interest owned.

“net profits interest (NPI)” A nonoperating interest that creates a share in gross production from an operating or working interest in oil and natural gas properties. The share is measured by net profits from the sale of production after deducting costs associated with that production.

“net revenue interest” An interest in all oil, natural gas and natural gas liquids produced and saved from, or attributable to, a particular property, net of all royalties, overriding royalties, net profits interests, carried interests, reversionary interests and any other burdens to which the person’s interest is subject.

“NYMEX” The New York Mercantile Exchange.

“plugging and abandonment” Refers to the sealing off of fluids in the strata penetrated by a well so that the fluids from one stratum will not escape into another or to the surface. Regulations of many states require plugging of abandoned wells.

“pre-tax PV 10%” The present value of estimated future revenues to be generated from the production of proved reserves calculated in accordance with Securities and Exchange Commission (“SEC”) guidelines, net of estimated lease operating expense, production taxes and future development costs, using costs and prices (prices being the 12-month average price calculated using the first-day-of-the-month price for each of the 12 months that make up the reporting period) as of the date of estimation without future escalation, without giving effect to non-property related expenses such as general and administrative expenses, debt service and depreciation, depletion and amortization, or Federal income taxes and discounted using an annual discount rate of 10%. Pre-tax PV10% may be considered a non-GAAP financial measure as defined by the SEC.

“proved developed reserves” Proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well.

“proved reserves” Those reserves which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs and under existing economic conditions, operating methods and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced, or the operator must be reasonably certain that it will commence the project, within a reasonable time.

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

“proved undeveloped reserves” Proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances. Undrilled locations can be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless specific circumstances justify a longer time. Under no circumstances shall estimates for proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir, or by other evidence using reliable technology establishing reasonable certainty.

“reasonable certainty” If deterministic methods are used, reasonable certainty means a high degree of confidence that the quantities will be recovered. If probabilistic methods are used,

there should be at least a 90 percent probability that the quantities actually recovered will equal or exceed the estimate. A high degree of confidence exists if the quantity is much more likely to be achieved than not, and, as changes due to increased availability of geoscience (geological, geophysical and geochemical) engineering, and economic data are made to estimated ultimate recovery with time, reasonably certain estimated ultimate recovery is much more likely to increase or remain constant than to decrease.

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

“royalty” The amount or fee paid to the owner of mineral rights, expressed as a percentage or fraction of gross income from crude oil or natural gas produced and sold, unencumbered by expenses relating to the drilling, completing or operating of the affected well.

“royalty interest” An interest in an oil or natural gas property entitling the owner to shares of the crude oil or natural gas production free of costs of exploration, development and production operations.

“SEC” The United States Securities and Exchange Commission.

“standardized measure of discounted future net cash flows” Also referred to herein as “standardized measure.” The discounted future net cash flows relating to proved reserves based on the average price during the 12-month period before the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period (unless prices are defined by contractual arrangements, excluding escalations based upon future conditions); current costs and statutory tax rates (to the extent applicable); and a 10% annual discount rate.

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

PART I

Item 1. Business

General

Whiting USA Trust I is a statutory trust formed in October 2007 under the Delaware Statutory Trust Act, pursuant to a trust agreement (the “Trust agreement”) among Whiting Oil and Gas as trustor, The Bank of New York Trust Company, N.A., as Trustee (subsequently renamed The Bank of New York Mellon Trust Company, N.A., and hereinafter referred to as “Trustee”) and Wilmington Trust Company as Delaware Trustee (the “Delaware Trustee”). The initial capitalization of the Trust estate was funded by Whiting in November 2007. The Trust maintains its offices at the office of the Trustee, at 919 Congress Avenue, Austin, Texas 78701. The telephone number of the Trustee is 1-800-852-1422.

The Trust makes copies of its reports under the Exchange Act available at http://whx.investorhq.businesswire.com. The Trust’s filings under the Exchange Act are also available electronically from the website maintained by the Securities and Exchange Commission (“SEC”) at http://www.sec.gov. In addition, the Trust will provide electronic and paper copies of its recent filings free of charge upon request to the Trustee.

As of December 31, 2007, the Trust had no assets other than a de minimus cash balance from its initial capitalization and had conducted no operations other than organizational activities. In April 2008, the Trust issued 13,863,889 units of beneficial interest in the Trust (“Trust units”) to Whiting in exchange for the conveyance of a term net profits interest (“NPI”) by Whiting Oil and Gas. The NPI represents the right for the Trust to receive 90% of the net proceeds from Whiting’s interests in certain existing oil, natural gas and natural gas liquid producing properties which we refer to as “the underlying properties”. The underlying properties are located in the Rocky Mountains, Mid-Continent, Permian Basin and Gulf Coast regions. The underlying properties include interests in 3,081 gross (368.0 net) producing oil and gas wells. Immediately after the conveyance, Whiting completed an initial public offering of Trust units selling 11,677,500 such units. Whiting retained ownership of 2,186,389 Trust units, or 15.8% of the total Trust units issued and outstanding.

The NPI will terminate when 9.11 MMBOE have been produced and sold from the underlying properties (which amount is the equivalent of 8.20 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the NPI), and the Trust will soon thereafter wind up its affairs and terminate, after which it will pay no further distributions. As of December 31, 2012, on a cumulative accrual basis 6.10 MMBOE (74%) of the Trust’s total 8.20 MMBOE have been produced and sold and a cumulative 0.02 MMBOE have been divested. Further detail on the reserves is provided herein under the section titled “Properties—Reserves”, and such reserve information is based upon a reserve report prepared by independent reserve engineers Cawley, Gillespie & Associates, Inc. for the underlying properties at December 31, 2012, which we refer to as the “reserve report.” According to the reserve report, the portion of the 9.11 MMBOE (8.20 MMBOE at the 90% NPI) reserve quantities attributable to the NPI not yet produced or sold as divestitures at December 31, 2012 is projected to be produced from the underlying properties by June 30, 2015, and the reserve report is based on the assumptions included therein. See “Risk Factors” in Item 1A of this Annual Report on Form 10-K for additional discussion. Production from the underlying properties for the year ended December 31, 2012 was approximately 63% oil and approximately 37% natural gas.

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

Whiting entered into certain costless collar hedge contracts and in turn conveyed to the Trust the rights and obligations to hedge payments under such contracts. All such contracts terminated as of December 31, 2012, and no additional hedges are allowed to be placed on the Trust assets.

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

Whiting principally sells its oil and natural gas production to end users, marketers and other purchasers that have access to nearby pipeline facilities. In areas where there is no practical access to pipelines, oil is trucked to storage facilities. Whiting’s marketing of oil and natural gas can be affected by factors beyond its control, the effects of which cannot be accurately predicted. During 2012, sales to Lion Oil Company, Enterprise South Texas and Plains Marketing LP accounted for 17%, 15% and 11%, respectively, of total oil and natural gas sales from the underlying properties. There is significant competition among purchasers of crude oil and natural gas in the areas of the underlying properties, and if the underlying properties were to lose one or both of their largest purchasers, several entities could reasonably be expected to purchase crude oil and natural gas produced from the underlying properties without significant interruption to the sales.

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

Termination of the Trust; Sale of the Net Profits Interest

The NPI will terminate at the time when 9.11 MMBOE (8.20 MMBOE at the 90% NPI) have been produced and sold from the underlying properties, and the Trust will soon thereafter wind up its affairs and terminate, after which it will pay no further distributions. The Trust will dissolve prior to the termination of the NPI if:

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

Although capital expenditures for the testing, drilling, completion, equipping, plugging back or recompletion of any well that is a part of the underlying properties cannot be deducted from gross proceeds pursuant to the terms of the conveyance agreement, Whiting incurred capital expenditures of $6.8 million on the underlying properties in 2012. Such expenditures were not deducted from gross proceeds or Trust distributions in 2012, but they may have the effect of ultimately accelerating the receipt of NPI net proceeds and thereby benefiting Trust unitholders by accelerating their return on investment. The Trust cannot provide any assurance that this will continue to occur or that future capital expenditures will be consistent with historical levels.

Pursuant to the terms of the applicable joint operating agreements, Whiting deducts from the gross proceeds an overhead fee to operate those underlying properties for which Whiting has been designated as the operator. Additionally, for those underlying properties for which Whiting is the operator but where there is no operating agreement in place, Whiting deducts from the gross proceeds an overhead fee calculated in the same manner that Whiting allocates overhead to other similarly owned properties, as is customary in the oil and gas industry. Operating overhead activities include various engineering, legal and administrative functions. The Trust’s portion of the monthly charge averaged $419 per month per active operated well, which totaled $1.7 million for the four distributions made during the year ended December 31, 2012. The fee is adjusted annually pursuant to COPAS guidelines and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers.

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

Commodity Hedge Contracts

Whiting entered into certain costless collar hedge contracts, and Whiting in turn conveyed to the Trust the rights and obligations to hedge payments Whiting made or received under such costless collar hedge contracts. These contracts were entered into to reduce the exposure to volatility in the underlying properties’ oil and gas revenues due to fluctuations in crude oil and natural gas prices, and to achieve more predictable cash flows. Historically, prices received for oil and gas production have been volatile because of seasonal weather patterns, supply and demand factors, worldwide political factors and general economic conditions. Costless collars are designed to establish floor and ceiling prices on anticipated oil and gas production. The hedge contracts were placed with a single trading counterparty, JPMorgan Chase Bank National Association and were in place during the 2012, 2011 and 2010 periods presented in this Annual Report on Form 10-K. However, all hedging contracts terminated as of December 31, 2012. No additional hedges are allowed to be placed on Trust assets, nor can the Trust enter into derivative contracts for trading or speculative purposes.

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

The amount received by Whiting from the hedge contract counterparty upon settlements of the hedge contracts reduces the operating expenses related to the underlying properties in calculating net proceeds. In addition, the aggregate amount paid by Whiting on settlement of the hedge contracts reduces the amount of net proceeds paid to the Trust.

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

Available Trust Tax Information

In compliance with the Treasury regulations reporting requirements for non-mortgage widely-held fixed investment trusts and the dissemination of Trust tax reporting information, the Trustee provides a generic tax information reporting booklet which is intended to be used only to assist Trust unitholders in the preparation of their 2012 federal and state income tax returns. The projected payment schedule for the NPI is included with the tax information booklet. This tax information booklet can be obtained at http://whx.investorhq.businesswire.com.

Environmental Matters and Regulation

The operations of the underlying properties are subject to stringent and complex federal, state and local laws and regulations governing environmental protection as well as the discharge of materials into the environment. These laws and regulations may, among other things:

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

The following is a summary of the more significant existing laws, rules and regulations to which the operations of the underlying properties are subject that are material to the operation of the underlying properties.

Waste Handling. The Resource Conservation and Recovery Act, as amended (“RCRA”), and comparable state statutes, regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Under the auspices of the federal Environmental Protection Agency (“EPA”) the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. In its operations at the underlying properties, Whiting generates solid and hazardous wastes that are subject to RCRA and comparable state laws. Drilling fluids, produced waters and most of the other wastes associated with the exploration, development and production of crude oil or natural gas are currently regulated under RCRA’s non-hazardous waste provisions. However, it is possible that certain oil and natural gas exploration and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. In September 2010, the Natural Resources Defense Council filed a petition with the EPA, requesting them to reconsider the RCRA exemption for exploration, production and development wastes but, to date, the agency has not taken any action on the petition. The EPA has not formally responded to this petition yet. Any such change in the current RCRA exemption and comparable state laws, could result in an increase in the costs to manage and dispose of wastes, which could have a material adverse effect on the cash distributions to the Trust unitholders.

Comprehensive Environmental Response, Compensation and Liability Act. The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”), also known as the Superfund law, and comparable state laws impose strict joint and several liability, without regard to fault or the legality of conduct, on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. These persons include the owner or operator of the site where the release occurred and anyone who disposed or arranged for the disposal of the hazardous substance released at the site. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. While Whiting generates materials in the course of its operations of the underlying properties that may be regulated as hazardous substances, Whiting has not been notified that it has been named as a potentially responsible party at or with respect to any Superfund sites. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

The underlying properties of the Trust may have been used for oil and natural gas exploration and production for many years. Although Whiting believes that it has utilized operating and waste disposal practices that were standard in the industry at the time, hazardous substances, wastes, or hydrocarbons may have been released on or under the properties, or on or under other locations, including off-site locations, where such substances have been taken for recycling or disposal. In addition, the underlying properties of the Trust may have been operated by third parties or by previous owners or operators whose treatment and disposal of hazardous substances, wastes or hydrocarbons was not under Whiting’s control. These properties and the substances disposed or released on them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, Whiting could be required to remove previously disposed substances and wastes, remediate contaminated property, perform remedial plugging or pit closure operations to prevent future contamination or to pay some or all of the costs of any such action.

Water Discharges. The Federal Water Pollution Control Act, or the Clean Water Act, as amended (the “CWA”), and analogous state laws, impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into state waters or waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. Spill prevention, control and countermeasure requirements under federal law require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations.

Hydraulic Fracturing. Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations. Hydraulic fracturing has been utilized during the completion of wells drilled on the underlying properties, and Whiting expects it will also be used in the future. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and gas commissions. However, the EPA recently took the position that hydraulic fracturing operations using diesel are subject to regulation under the Underground Injection Control program of the Safe Drinking Water Act as Class II wells and has commenced drafting guidance for permitting authorities and the industry regarding the process for obtaining a permit for hydraulic fracturing involving diesel. Industry groups have filed suit challenging the EPA’s recent decision. At the same time, the EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities on drinking water resources. The EPA published a progress report of the study in December 2012 and expects to release the final results by 2014. Moreover, the EPA announced in October 2011 that it is also launching a study regarding wastewater resulting from hydraulic fracturing activities and currently plans to propose standards by 2014 that such wastewater must meet before being transported to a treatment plant. Other federal agencies are also examining hydraulic fracturing, including the U.S. Department of Energy (“DOE”), the U.S. Government Accountability Office and the White House Council for Environmental Quality. The U.S. Department of the Interior is also considering regulation of hydraulic fracturing activities on public lands. In addition, the Fracturing Responsibility and Awareness of Chemicals Act (“FRAC Act”) has been introduced in Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. Also, some states have adopted, and other states are considering adopting, regulations that could restrict or impose additional requirements relating to hydraulic fracturing in certain circumstances. For example, on June 17, 2011, Texas enacted a law that requires the disclosure of information regarding the substances used in the hydraulic fracturing process to the Railroad Commission of Texas (the entity that regulates oil and natural gas production) and the public. Such federal or state legislation could require the disclosure of chemical constituents used in the fracturing process to state or federal regulatory authorities who could then make such information publicly available. Disclosure of chemicals used in the fracturing process could make it easier for third parties opposing hydraulic fracturing to pursue legal proceedings against producers and service providers based on allegations that specific chemicals used in the fracturing process could adversely affect human health or the environment, including groundwater. In addition, if hydraulic fracturing is regulated at the federal level, fracturing activities could become subject to additional permit requirements or operational restrictions and also to associated permitting delays and potential increases in costs. Further, at least three local governments in Texas have imposed temporary moratoria on drilling permits within city limits so that local ordinances may be reviewed to assess their adequacy to address such activities. No assurance can be given as to whether or not similar measures might be considered or implemented in the jurisdictions in which the underlying properties are located. If new laws or regulations that significantly restrict hydraulic fracturing are adopted, such legal requirements could make it more difficult or costly for Whiting to perform hydraulic fracturing activities on the underlying properties and thereby could affect the determination of whether a well is commercially viable. In addition, restrictions on hydraulic fracturing could reduce the amount of oil and natural gas that Whiting is ultimately able to produce in commercially paying quantities from the underlying properties and could reduce cash distributions by the Trust and the value of Trust units.

Global Warming and Climate Control. On December 15, 2009, the EPA published its findings that emissions of carbon dioxide, methane, and other greenhouse gases (“GHGs”) present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climate changes. Based on these findings, the EPA has begun adopting and implementing regulations that restrict emissions of GHGs under existing provisions of the federal Clean Air Act, as amended (the “CAA”), including one rule that limits emissions of GHGs from motor vehicles beginning with the 2012 model year. The EPA has asserted that these final motor vehicle GHG emission standards trigger the CAA construction and operating permit requirements for stationary sources, commencing when the motor vehicle standards took effect on January 2, 2011. On June 3, 2010, the EPA published its final rule to address the permitting of GHG emissions from stationary sources under the Prevention of Significant Deterioration (“PSD”) and Title V permitting programs. This rule “tailors” these permitting programs to apply to certain stationary sources of GHG emissions in a multi-step process, with the largest sources first subject to permitting. Further, facilities required to obtain PSD permits for their GHG emissions are required to reduce those emissions consistent with guidance for determining “best available control technology” standards for GHGs, which guidance was published by the EPA in November 2010. Also in November 2010, the EPA expanded its existing GHG reporting rule to include onshore oil and natural gas production, processing, transmission, storage, and distribution facilities. This rule requires reporting of GHG emissions from such facilities on an annual basis with reporting beginning in 2012 for emissions occurring in 2011. Whiting believes that it is in compliance with all substantial applicable emissions requirements, and it is preparing to comply with future requirements.

In addition, both houses of Congress have considered legislation to reduce emissions of GHGs, and many states have already taken legal measures to reduce emissions of GHGs, primarily through the development of GHG inventories, greenhouse gas permitting and/or regional GHG cap and trade programs. Most of these cap and trade programs work by requiring either major sources of emissions or major producers of fuels to acquire and surrender emission allowances, with the number of allowances available for purchase reduced each year until the overall GHG emission reduction goal is achieved. In the absence of new legislation, the EPA is issuing new regulations that limit emissions of GHGs associated with the operations of the underlying properties which will require Whiting to incur costs to inventory and reduce emissions of GHGs associated with the operations of the underlying properties and which could adversely affect demand for the oil and natural gas produced. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events.

Air Emissions. The CAA and comparable state laws, regulate emissions of various air pollutants from various industrial sources through air emissions permitting programs and also impose other monitoring and reporting requirements. Operators of the underlying properties, including Whiting, may be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining pre-construction and operating permits and approvals for air emissions. In addition, the EPA has developed, and continues to develop, stringent regulations governing emissions of toxic air pollutants at specified sources. For example, on April 17, 2012, the EPA finalized rules that would establish new air emission controls for oil and natural gas production operations. Specifically, the EPA’s rule includes New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds, and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. Among other things, these standards would require the application of reduced emission completion techniques for completion of newly drilled and fractured wells in addition to existing wells that are refractured. The rules also establish specific requirements regarding emissions from compressors, dehydrators, storage tanks and other production equipment. These rules could require a number of modifications to operations at the underlying properties including the installation of new equipment. Compliance with such rules could result in significant costs, including increased capital expenditures and operating costs, which may adversely impact cash distributions to unitholders. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the CAA and associated state laws and regulations.

OSHA and Other Laws and Regulation. Whiting is subject to the requirements of the federal Occupational Safety and Health Act, as amended (“OSHA”), and comparable state statutes. The OSHA hazard communication standard, the EPA community right-to-know regulations under the Title III of CERCLA and similar state statutes require that Whiting organize and/or disclose information about hazardous materials used or produced in its operations. Whiting believes that it is in substantial compliance with these applicable requirements and with other OSHA and comparable requirements.

Endangered Species Considerations. The federal Endangered Species Act, as amended (“ESA”), restricts activities that may affect endangered and threatened species or their habitats. If endangered species are located in areas of the underlying properties where Whiting or the other underlying property operators wish to conduct seismic surveys, development activities or abandonment operations, the work could be prohibited or delayed or expensive mitigation may be required. Moreover, as a result of a settlement approved by the U.S. District Court for the District of Columbia on September 9, 2011, the U.S. Fish and Wildlife Service is required to consider listing more than 250 species as endangered under the ESA. Under the September 9, 2011 settlement, the federal agency is required to begin issuing decisions with respect to the 250 candidate species by the end of 2011 and no later than the end of the 2013 fiscal year. The designation of previously unprotected species as threatened or endangered in areas where underlying property operations are conducted could cause operators of those underlying properties, including Whiting, to incur increased costs arising from species protection measures or could result in limitations on their exploration and production activities that could have an adverse impact on their ability to develop and produce reserves.

Consideration of Environmental Issues in Connection with Governmental Approvals. Whiting’s operations frequently require licenses, permits and/or other governmental approvals. Several federal statutes, including the Outer Continental Shelf Lands Act (“OCSLA”), the National Environmental Policy Act (“NEPA”) and the Coastal Zone Management Act (“CZMA”) require federal agencies to evaluate environmental issues in connection with granting such approvals and/or taking other major agency actions. OCSLA, for instance, requires the U.S. Department of Interior to evaluate whether certain proposed activities would cause serious harm or damage to the marine, coastal or human environment. Similarly, NEPA requires the Department of Interior and other federal agencies to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency would have to prepare an environmental assessment and, potentially, an environmental impact statement. CZMA, on the other hand, aids states in developing a coastal management program to protect the coastal environment from growing demands associated with various uses, including offshore oil and gas development. In obtaining various approvals from the Department of Interior, Whiting must certify that it will conduct its activities in a manner consistent with all applicable regulations.

Whiting believes that it is in compliance in all material respects with all existing environmental laws and regulations applicable to the current operations of the underlying properties and that its continued compliance with existing requirements will not have a material adverse effect on the cash distributions to the Trust unitholders. For instance, Whiting did not incur any material capital expenditures for remediation or pollution control activities for the year ended December 31, 2012 with respect to these properties. Additionally, Whiting has informed the Trust that Whiting is not aware of any environmental issues or claims that will require material capital expenditures during 2013 with respect to these properties. However, there is no assurance that the passage of more stringent laws or implementing regulations in the future will not have a negative impact on the operations of these properties and the cash distributions to the Trust unitholders.

Item 1A. Risk Factors

The market price for the Trust units may not reflect the value of the NPI held by the Trust and, in addition, over time will decline to zero at termination of the Trust.

The trading price for publicly traded securities similar to the Trust units tends to be tied to recent and expected levels of cash distributions. The amounts available for distribution by the Trust will vary in response to numerous factors outside the control of the Trust, including prevailing sales prices of oil, natural gas and natural gas liquids production attributable to the underlying properties. Consequently, the market price for the Trust units may not necessarily be indicative of the value that the Trust would realize if it sold the NPI to a third-party buyer. In addition, such market price may not necessarily reflect the fact that since the assets of the Trust are depleting assets, a portion of each cash distribution paid on the Trust units should be considered by investors as a return of capital, with the remainder being considered as a return on investment. As a result, distributions made to a unitholder over the life of these depleting assets may not equal or exceed the purchase price paid by the unitholder, and over time the market price of the Trust units will decline to zero at termination of the Trust.

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

Moreover, government regulations, such as regulation of oil and natural gas gathering and transportation, can adversely affect commodity prices in the long term.

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

Whiting entered into certain costless collar hedge contracts, which were conveyed to the Trust to reduce the exposure to volatility in the underlying properties’ oil and gas revenues due to fluctuations in crude oil and natural gas prices, and to achieve more predictable cash flows. However, all such costless collar hedge contracts terminated as of December 31, 2012, and no additional hedges are allowed to be placed on the Trust assets. The amount of the cash settlement gains received on commodity derivatives attributable to the costless collar hedge contracts for the years ended December 31, 2012, 2011 and 2010 totaled $5.9 million, $4.5 million and $4.3 million, respectively. Assuming prior period crude oil and natural gas prices and production are similar to future periods, the termination of the costless collar hedge contracts as of the end of 2012 would result in reduced future cash distributions to unitholders due to no cash settlement gains on derivatives to be received in future periods.

The reserves attributable to the underlying properties are depleting assets and production from those reserves will diminish over time. Furthermore, the Trust is precluded from acquiring other oil and natural gas properties or NPI to replace the depleting assets and production.

The net proceeds payable to the Trust from the NPI are derived from the sale of oil, natural gas and natural gas liquids produced from the underlying properties. The reserves attributable to the underlying properties are depleting assets, which means that the reserves attributable to the underlying properties will decline over time. The reserve report reflects that the cumulative past production from the underlying properties through December 31, 2012 represents an aggregate depletion percentage of 94.2% of the estimated ultimate total production from the properties. As a result, the quantity of oil and natural gas produced from the underlying properties is expected to decline over time. Total oil and natural gas production attributable to the underlying properties declined 5.9% from 2008 to 2009, 11.8% from 2009 to 2010 and 8.8% from 2010 to 2011, and remained consistent from 2011 to 2012. Also based on the 2012 reserve report, overall production for both oil and gas attributable to the underlying properties is expected to decline at rates ranging from 9% to 11% annually from 2013 through the estimated June 30, 2015 NPI termination date. However, cash distributions to unitholders may decline at a faster rate than the rate of production due to fixed and semi-variable costs attributable to the underlying properties or if expected future development is delayed, reduced, or cancelled. Also, the anticipated rate of decline is an estimate and actual decline rates will likely vary from those estimated.

The NPI will terminate when 9.11 MMBOE (8.20 MMBOE at the 90% NPI) have been produced and sold from the underlying properties, which is projected by the reserve report to occur by June 30, 2015. As of December 31, 2012, on a cumulative accrual basis 6.10 MMBOE of the Trust’s total 8.20 MMBOE have been produced and sold and a cumulative reserve quantity of 0.02 MMBOE have been divested. Furthermore, the Trust agreement provides that the Trust’s business activities are limited to owning the NPI and any activity reasonably related to such ownership, including activities required or permitted by the terms of the conveyance related to the NPI. As a result, the Trust is not permitted to acquire other oil and natural gas properties or NPI to replace the depleting assets and production attributable to the NPI.

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

The value of the Trust units and the amount of future cash distributions to the Trust unitholders will depend upon, among other things, the accuracy of the production and reserves estimated to be attributable to the underlying properties and the NPI. Estimating production and reserves is inherently uncertain. Ultimately, actual production, revenues and expenditures for the underlying properties will vary from estimates, and those variations could be material. Petroleum engineers consider many factors and make assumptions in estimating production and reserves. Those factors and assumptions include:

•	historical production from the area compared with production rates from other producing areas;

•	the assumed effect of governmental regulation; and

•

assumptions about future prices of oil, natural gas and natural gas liquids, including differentials, production and development costs, gathering and transportation costs, severance and excise taxes and capital expenditures.

Changes in these assumptions may materially alter production and reserve estimates. The estimated proved reserves attributable to the NPI and the estimated future net revenues attributable to the NPI are based on estimates of reserve quantities and revenues for the underlying properties. The quantities of reserves attributable to the underlying properties and the NPI may decrease in the future as a result of future decreases in the price of oil, natural gas or natural gas liquids.

Risks associated with the production, gathering, transportation and sale of oil, natural gas and natural gas liquids could adversely affect cash distributions by the Trust and the value of the Trust units.

The revenues of the Trust, the value of the Trust units and the amount of cash distributions to the Trust unitholders will depend upon, among other things, oil, natural gas and natural gas liquid production and prices and the costs incurred to exploit oil and natural gas reserves attributable to the underlying properties. Drilling, production or transportation accidents that temporarily or permanently halt the production and sale of oil, natural gas and natural gas liquids at any of the underlying properties will reduce Trust distributions by reducing the amount of net proceeds available for distribution. For example, accidents may occur that result in personal injuries, property damage, damage to productive formations or equipment and environmental damages. Any costs incurred in connection with any such accidents that are not insured against will have the effect of reducing the net proceeds available for distribution to the Trust. Also, Whiting does not have insurance policies in effect that are intended to provide coverage for losses solely related to hydraulic fracturing operations. In addition, curtailments or damage to pipelines used to transport oil, natural gas and natural gas liquids production to markets for sale could reduce the amount of net proceeds available for distribution. Any such curtailment or damage to the gathering systems could also require finding alternative means to transport the oil, natural gas and natural gas liquids production from the underlying properties, which alternative means could result in additional costs that will have the effect of reducing net proceeds available for distribution.

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

Whiting has limited control over activities on the underlying properties that Whiting does not operate, which could reduce production from the underlying properties and cash available for distribution to Trust unitholders.

Whiting is currently designated as the operator of approximately 65% of the underlying properties based on the December 31, 2012 standardized measure of discounted future net cash flows. However, for the 35% of the underlying properties that it does not operate, Whiting does not have control over normal operating procedures or expenditures relating to such properties.

The failure of an operator to adequately perform operations or an operator’s breach of the applicable agreements could reduce production from the underlying properties and the cash available for distribution to Trust unitholders. The success and timing of operational activities on properties operated by others therefore depends upon a number of factors outside of Whiting’s control, including the operator’s decisions with respect to timing and amount of capital expenditures, the period of time over which the operator seeks to generate a return on capital expenditures, the inclusion of other participants in drilling wells, and the use of technology, as well as the operator’s expertise and financial resources and the operator’s relative interest in the underlying field. Operators may also opt to decrease operational activities following a significant decline in oil or natural gas prices. Because Whiting does not have a majority interest in most of the non-operated properties comprising the underlying properties, Whiting may not be in a position to remove the operator in the event of poor performance. Accordingly, while Whiting has agreed to use commercially reasonable efforts to cause the operator to act as a reasonably prudent operator, it will be limited in its ability to do so.

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

The amount of cash available for distribution by the Trust is reduced by the amount of any royalties, lease operating expenses, production and property taxes, maintenance expenses, post-production costs and producing overhead.

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

If production costs of the underlying properties exceed the proceeds of production, the Trust will not receive net proceeds until future proceeds from production exceed the total of the excess costs plus accrued interest during the deficit period. If the Trust does not receive net proceeds pursuant to the NPI, or if such net proceeds are reduced, the Trust will not be able to distribute cash to the Trust unitholders, or such cash distributions will be reduced, respectively.

An increase in the differential or decrease in the premium between the NYMEX or other benchmark prices of oil and natural gas and the wellhead price received could reduce cash distributions by the Trust and the value of Trust units.

Oil and natural gas production from the underlying properties generally trades at a discount, but sometimes at a premium, to the relevant benchmark prices, such as NYMEX. A negative difference between the benchmark price and the price received is called a differential and a positive difference is called a premium. The differential and premium may vary significantly due to market conditions, the quality and location of production and other risk factors. Whiting cannot accurately predict oil and natural gas differentials and premiums. Increases in the differential and decreases in the premium between the benchmark price for oil and natural gas and the wellhead price received could reduce cash distributions by the Trust and the value of the Trust units.

Financial returns to purchasers of Trust units will vary in part based on how quickly 9.11 MMBOE are produced from the underlying properties and sold, and it is not known when that will occur.

The NPI will terminate when 9.11 MMBOE have been produced and sold from the underlying properties (which amount is the equivalent of 8.20 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the NPI). The reserve report prepared by the Trust’s independent petroleum engineer dated as of December 31, 2012 (the “reserve report”) projects that 9.11 MMBOE will have been produced and sold from the underlying properties by June 30, 2015. However, the exact rate of production cannot be predicted with certainty and such amount may be produced before or after the date projected by the reserve report. If production attributable to the underlying properties is slower than estimated, then financial returns to Trust unitholders will be lower (assuming constant prices) because cash distributions attributable to such production will occur at a later date.

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

The NPI will terminate when 9.11 MMBOE (8.20 MMBOE at the 90% NPI) have been produced and sold from the underlying properties. The Trust unitholders will not be entitled to receive any net proceeds from the sale of production from the underlying properties following the termination of the NPI. Therefore, the market price of the Trust units will likely diminish towards the end of the term of the NPI because the cash distributions from the Trust will cease at the termination of such NPI, and the Trust will have no right to any additional production from the underlying properties after the term of the NPI.

Conflicts of interest could arise between Whiting and the Trust unitholders.

The interests of Whiting and the interests of the Trust and the Trust unitholders with respect to the underlying properties could at times differ. For example:

•

Whiting has broad discretion over the timing and amount of operating expenditures and activities, including workover expenses and activities, which could result in higher costs being attributed to the NPI.

•

Whiting has the right, subject to significant limitations as described herein, to cause the Trust to release a portion of the NPI in connection with a sale of a portion of the oil and natural gas properties comprising the underlying properties to which such NPI relates. In such an event, the Trust is entitled to receive its proportionate share of the proceeds from the sale attributable to the NPI released.

•

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

The business and affairs of the Trust are managed by the Trustee. The voting rights of a Trust unitholder are more limited than those of stockholders of most public corporations. For example, there is no requirement for annual meetings of Trust unitholders or for an annual or other periodic re-election of the Trustee. The Trust agreement provides that the Trustee may only be removed and replaced by a vote of the holders of a majority of the outstanding Trust units at a special meeting of Trust unitholders called by either the Trustee or the holders of not less than 10% of the outstanding Trust units. Whiting owns approximately 15.8% of the outstanding Trust units. As a result, it may be difficult to remove or replace the Trustee without the approval of Whiting.

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

Significant costs and liabilities can be incurred as a result of environmental and safety requirements applicable to the oil and natural gas exploration, development and production activities of the underlying properties. These costs and liabilities could arise under a wide range of federal, regional, state and local environmental and safety laws, regulations, and enforcement policies, which legal requirements have tended to become increasingly strict over time. Numerous governmental authorities, such as the U.S. Environmental Protection Agency (“EPA”) and analogous state agencies have the power to enforce compliance with these laws and regulations and the permits issued under them, oftentimes requiring difficult and costly actions. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, imposition of cleanup and site restoration costs and liens, and to a lesser extent, issuance of injunctions to limit or cease operations. In addition, claims for damages to persons, property or natural resources may result from environmental and other impacts on the operations of the underlying properties.

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

The Trust indirectly bears 90% of all costs and expenses paid by Whiting, including those related to environmental compliance and liabilities associated with the underlying properties. In addition, as a result of the increased cost of compliance, the operators of the underlying properties may decide to discontinue drilling.

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

On December 15, 2009, the EPA published its findings that emissions of carbon dioxide, methane, and other greenhouse gases (“GHGs”) present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climate changes. Based on these findings, the EPA has begun adopting and implementing regulations that restrict emissions of GHG under existing provisions of the federal Clean Air Act (“CAA”), including one rule that limits emissions of GHG from motor vehicles beginning with the 2012 model year. The EPA has asserted that these final motor vehicle GHG emission standards trigger the CAA construction and operating permit requirements for stationary sources, commencing when the motor vehicle standards took effect on January 2, 2011. On June 3, 2010, the EPA published its final rule to address the permitting of GHG emissions from stationary sources under the Prevention of Significant Deterioration (“PSD”) and Title V permitting programs. This rule “tailors” these permitting programs to apply to certain stationary sources of GHG emissions in a multi-step process, with the largest sources first subject to permitting. Further, facilities required to obtain PSD permits for their GHG emissions are required to reduce those emissions consistent with guidance for determining “best available control technology” standards for GHG, which guidance was published by the EPA in November 2010. Also in November 2010, the EPA expanded its existing GHG reporting rule to include onshore oil and natural gas production, processing, transmission, storage and distribution facilities. This rule requires reporting of GHG emissions from such facilities on an annual basis with reporting beginning in 2012 for emissions occurring in 2011. The underlying properties are subject to these reporting requirements.

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

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons from tight formations. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. Hydraulic fracturing has been utilized during the completion of wells drilled on the underlying properties, and Whiting believes that it may also be used in the future. The process is typically regulated by state oil and gas commissions. However, the EPA has asserted federal regulatory authority over hydraulic fracturing involving diesel under the Safe Drinking Water Act’s Underground Injection Control Program and has commenced drafting guidance for permitting authorities and the industry regarding the process for obtaining a permit for hydraulic fracturing involving diesel. Industry groups have filed suit challenging the EPA’s recent decision. At the same time, the EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities on drinking water resources. The EPA published a progress report of the study in December 2012 and expects to release the final results by 2014. Moreover, the EPA announced in October 2011 that it is also launching a study regarding wastewater resulting from hydraulic fracturing activities and currently plans to propose standards by 2014 that such wastewater must meet before being transported to a treatment plant. Other federal agencies are also examining hydraulic fracturing, including the U.S. Department of Energy (“DOE”), the U.S. Government Accountability Office and the White House Council for Environmental Quality. The U.S. Department of the Interior is also considering regulation of hydraulic fracturing activities on public lands. In addition, legislation called the Fracturing Responsibility and Awareness of Chemicals Act (“FRAC Act”) has been introduced in Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. Also, some states have adopted, and other states are considering adopting, regulations that could restrict or impose additional requirements relating to hydraulic fracturing in certain circumstances. For example, on June 17, 2011, Texas enacted a law that requires the disclosure of information regarding the substances used in the hydraulic fracturing process to the Railroad Commission of Texas (the entity that regulates oil and natural gas production) and the public. Such federal or state legislation could require the disclosure of chemical constituents used in the fracturing process to state or federal regulatory authorities who could then make such information publicly available. Disclosure of chemicals used in the fracturing process could make it easier for third parties opposing hydraulic fracturing to pursue legal proceedings against producers and service providers based on allegations that specific chemicals used in the fracturing process could adversely affect human health or the environment including groundwater. In addition, if hydraulic fracturing is regulated at the federal level, fracturing activities could become subject to additional permit requirements or operational restrictions and also to associated permitting delays, litigation risk and potential increases in costs. Further, at least three local governments in Texas have imposed temporary moratoria on drilling permits within city limits so that local ordinances may be reviewed to assess their adequacy to address such activities. No assurance can be given as to whether or not similar measures might be considered or implemented in the jurisdictions in which the underlying properties are located. If new laws or regulations that significantly restrict or otherwise impact hydraulic fracturing are passed by Congress or adopted in the states where the underlying properties are located, such legal requirements could make it more difficult or costly for Whiting to carry out hydraulic fracturing activities on the underlying properties and thereby could affect the determination of whether a well is commercially viable. In addition, restrictions on hydraulic fracturing could reduce the amount of oil and natural gas that Whiting is ultimately able to produce in commercially paying quantities from the underlying properties.

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

Whiting operates approximately 65% of the underlying properties based on the December 31, 2012 standardized measure of discounted future net cash flows. The conveyance provides that Whiting will be obligated to market, or cause to be marketed, the production related to underlying properties for which it operates.

Whiting’s ability to perform its obligations related to the operation of the underlying properties and its obligations to the Trust will depend on Whiting’s future financial condition and economic performance, which in turn will depend upon the supply and demand for oil and natural gas, prevailing economic conditions and upon financial, business and other factors, many of which are beyond the control of Whiting. Whiting cannot provide any assurance that its financial condition and economic performance will not deteriorate in the future. A substantial or extended decline in oil or natural gas prices may materially and adversely affect Whiting’s future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures.

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

Thus, no assurance can be provided that the opinions and statements set forth in the discussion of U.S. federal income tax consequences would be sustained by a court if contested by the IRS. Any contest of this sort with the IRS may materially and adversely impact the market for the Trust units and the prices at which Trust units trade. In addition, the costs of any contest with the IRS (whether or not such challenge is successful), principally legal, accounting and related fees, will result in a reduction in cash available for distribution to the Trust unitholders, and thus will be borne indirectly by the Trust unitholders.

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

The U.S. federal income tax treatment of an investment in the Trust may be modified by administrative or legislative changes, or by judicial interpretation, at any time, possibly on a retroactive basis. For example, the Health Care and Education Affordability Reconciliation Act of 2010 includes a provision that, in taxable years beginning after December 31, 2012, subjects an individual having modified adjusted gross income in excess of $200,000 or ($250,000 for married taxpayers filing joint returns) to a “Medicare tax” equal generally to 3.8% of the lesser of such excess or the individual’s net investment income, which appears to include interest income derived from investments such as the Trust units as well as any net gain from the disposition of Trust units. In addition, beginning January 1, 2013, the highest marginal U.S. federal income tax rate for individuals increased to 39.6% for ordinary income and 20% on long-term capital gains. Moreover, these rates are subject to change by new legislation at any time.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Description of the Underlying Properties

The underlying properties consist of Whiting’s net interests in certain oil and natural gas producing properties as of the date of the conveyance of the NPI to the Trust, which are located primarily in the Rocky Mountains, Mid-Continent, Permian Basin and Gulf Coast regions of the United States. The underlying properties include interests in 3,081 gross (368.0 net) producing oil and natural gas wells located in 166 fields on 206,716 gross (71,663 net) acres in 14 states. Whiting has acquired interests in these properties through various acquisitions that have occurred during its 28 year existence prior to the conveyance. For the year ended December 31, 2012, the net production attributable to the underlying properties was 1,204 MBOE or 3.3 MBOE/d. Whiting operates approximately 65% of the underlying properties based on the December 31, 2012 standardized measure of discounted future net cash flows.

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

The NPI entitles the Trust to receive 90% of the net proceeds from the sale of 9.11 MMBOE (8.20 MMBOE at the 90% NPI) of production from the underlying properties. As of December 31, 2012, on a cumulative accrual basis 6.10 MMBOE (74%) of the Trust’s total 8.20 MMBOE have been produced and sold, a cumulative 0.02 MMBOE have been divested, and the remaining balance is expected to be produced by June 30, 2015 based on the Trust’s year-end 2012 reserve report. However, the reserve report is based on the assumptions included therein. See “Risk Factors” in Item 1A of this Annual Report on Form 10-K for additional discussion. The rate of future production cannot be predicted with certainty, and 9.11 MMBOE (8.20 MMBOE at the 90% NPI) may be produced before or after the currently projected date. The proved reserves attributable to the underlying properties include all proved reserves expected to be economically produced during the remaining full life of the properties, whereas the Trust is entitled to only receive 90% of the net proceeds from the sale of production of oil, natural gas and natural gas liquids attributable to the underlying properties during the term of the NPI.

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

In general, the producing wells to which the underlying properties relate have established production profiles. Based on the reserve report, annual production from the underlying properties is expected to decline at rates ranging from 9% to 11% annually from 2013 through the estimated June 30, 2015 NPI termination date. However, cash distributions to unitholders may decline at a faster rate than the rate of production due to fixed and semi-variable costs attributable to the underlying properties.

Reserves

As of December 31, 2012, all of the Trust’s oil and gas reserves are attributable to properties within the United States. The following table summarizes estimated proved reserves (developed and undeveloped) and the standardized measure of discounted future net cash flows as of December 31, 2012 based on average fiscal-year prices (calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period ended December 31, 2012) attributable to the Trust based on the term of its NPI and the underlying properties on a full economic life basis (dollars in thousands):

	Whiting USA Trust I(2) (90% NPI through June 2015)			Underlying Properties (100% Full Economic Life)
	Oil(3) (MBbl)	Natural Gas (Mcf)	MBOE	Oil(3) (MBbl)	Natural Gas (Mcf)	MBOE
Proved reserves:
Developed	1,447	3,975	2,110	8,101	16,274	10,813
Undeveloped	-	-	-	-	-	-

Total proved—December 31, 2012	1,447	3,975	2,110	8,101	16,274	10,813

Standardized measure(1)			$ 68,953			$ 188,728

(1)

Standardized measure of discounted future net cash flows as of December 31, 2012. No provision for federal or state income taxes has been provided because taxable income is passed through to the unitholders of the Trust. Therefore, the standardized measure of the Trust and of the underlying properties is equal to their corresponding pre-tax PV 10% values.

(2)

The Trust’s estimated proved reserves as of December 31, 2012 on a 90% basis were 2,110 MBOE, which reserve amount includes only those quantities of proved reserves in the underlying properties that are available to satisfy the interests of Trust unitholders and does not include the remaining 10% of proved reserves in the underlying properties to which only Whiting would be entitled.

(3)	Oil includes natural gas liquids.

The above tables do not include any proved undeveloped reserve quantities as of December 31, 2012 because the underlying properties consist of mature producing properties that are essentially fully developed. Technical studies have not identified any drilling locations that meet the criteria of proved undeveloped reserves, nor has any future capital been committed for the development of proved undeveloped reserves on the underlying properties.

Proved reserves. Estimates of proved reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, price changes and other factors. Oil and gas reserve quantities and related discounted future net cash flows have been derived from oil and gas prices calculated using an average of the first-day-of-the month price for each month within the most recent 12 months, pursuant to current SEC and FASB guidelines. Assumptions used to estimate reserve quantities and related discounted future net cash flows also include costs for estimated future production expenditures required to produce the proved reserves as of December 31, 2012. Future net cash flows are discounted at an annual rate of 10%. There is no provision for federal income taxes with respect to the future net cash flows attributable to the underlying properties or to the NPI because future net revenues are not subject to taxation at the Trust level. See “Federal Income Tax Matters” in Item 1 of this Annual Report on Form 10-K for more information.

A rollforward of changes in net proved reserves attributable to the Trust from January 1, 2010 to December 31, 2012, and the calculation of the standardized measure of the related discounted future net revenues are contained in the Supplemental Oil And Gas Reserve Information (Unaudited) in the notes to the financial statements of the Trust included in this Annual Report on Form 10-K. Whiting has not filed reserve estimates covering the underlying properties with any other federal authority or agency.

In 2012, revisions to previous estimates decreased proved reserves by a net amount of 17 MBOE. Included in these revisions were 0.2 Bcf of downward adjustments to natural gas, primarily due to lower gas prices of $3.07 per Mcf in reserve estimates at December 31, 2012, as compared to gas prices of $4.10 per Mcf at December 31, 2011 and 19 MBbl of upward adjustments to crude oil reserves, primarily due to increased estimates of future production resulting from recent workovers and well performance.

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

CG&A is a Texas Registered Engineering Firm. The primary contact at CG&A is Mr. Robert Ravnaas, President. Mr. Ravnaas is a State of Texas Licensed Professional Engineer. See Appendix 1 and Exhibit 99 of this Annual Report on Form 10-K for the Report of Cawley, Gillespie & Associates, Inc. and further information regarding the professional qualifications of Mr. Ravnaas.

Whiting’s Vice President of Reservoir Engineering and Acquisitions is responsible for overseeing the preparation of the reserves estimates. He has over 39 years of experience, the majority of which has involved reservoir engineering and reserve estimation, holds a Bachelor’s degree in Petroleum Engineering from the University of Wyoming, holds an MBA from the University of Denver and is a registered Professional Engineer. He has also served on the national Board of Directors of the Society of Petroleum Evaluation Engineers.

As noted above, the current reserve report projects that 9.11 MMBOE attributable to the NPI will be produced from the underlying properties by June 30, 2015, which differs from the August 31, 2015 projected date in the December 31, 2011 reserve report. This change is primarily due to increased estimates of future production resulting from recent workovers and the completion of wells drilled in 2012. The projected time to produce the remaining reserves attributable to the Trust is therefore reduced. Numerous uncertainties are inherent in estimating reserve volumes and values, and the estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of the reserves may vary significantly from the estimates. In addition, the reserves and net revenues attributable to the NPI include only 90% of the reserves attributable to the underlying properties that are expected to be produced within the term of the NPI.

Producing Acreage and Well Counts

For the following data, “gross” refers to the total wells or acres in the oil and natural gas properties in which Whiting owns a working interest and “net” refers to gross wells or acres multiplied by the percentage working interest owned by Whiting and in turn attributable to the underlying properties. Although many of Whiting’s wells produce both oil and natural gas, a well is categorized as an oil well or a natural gas well based upon the ratio of oil to natural gas production.

The underlying properties are interests in developed properties located in oil and natural gas producing regions outlined in the chart below. The following is a summary of the number of fields and approximate acreage of these properties by region at December 31, 2012. Undeveloped acreage is not significant.

	Number of	Total Acreage
Region	Fields	Gross	Net
Mid-Continent	56	67,201	30,858
Rocky Mountains	61	73,467	28,016
Permian Basin	28	31,237	7,815
Gulf Coast	21	34,811	4,974

Total	166	206,716	71,663

The following is a summary of the producing wells on the underlying properties as of December 31, 2012:

	Operated Wells		Non-Operated Wells		Total Wells
	Gross	Net	Gross	Net	Gross	Net
Oil	275	173.2	2,112	84.1	2,387	257.3
Natural gas	71	49.0	623	61.7	694	110.7

Total	346	222.2	2,735	145.8	3,081	368.0

The following is a summary of the number of developmental wells drilled on the underlying properties during the last three years. A dry well is an exploratory, development or extension well that proves to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well. A productive well is an exploratory, development or extension well that is not a dry well. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled and quantities of reserves found. Whiting did not drill any exploratory wells on the underlying properties during the periods presented. There were three wells that were in the process of being drilled as of December 31, 2012.

	Year Ended December 31,
	2012		2011		2010
	Gross	Net	Gross	Net	Gross	Net
Productive
Oil wells	5	0.5	7	1.0	9	2.5
Natural gas wells	3	-	6	0.2	3	-
Dry	-	-	2	0.5	1	0.1

Total	8	0.5	15	1.7	13	2.6

Oil and Natural Gas Production

The table below shows total oil and gas production, average sales prices and average production costs attributable to underlying properties:

	Year Ended December 31,
	2012	2011	2010
Net production:
Oil production (MBbl)	753	740	792
Natural gas production (MMcf)	2,705	2,778	3,156
Total production (MBOE)	1,204	1,203	1,318
Average daily production (MBOE/d)	3.3	3.3	3.6
Magnolia field production:(1)
Oil production (MBbl)	120	128	124
Natural gas production (MMcf)	167	165	166
Total production (MBOE)	147	156	152
Average sales prices:
Oil (per Bbl)	$79.33	$82.63	$66.58
Natural gas (per Mcf)	$2.86	$4.17	$4.37
Production costs per BOE(2)	$24.01	$20.11	$17.07

(1)	Magnolia field was the only field that contained 15% or more of the total proved reserve volumes at December 31, 2012.
(2)

Production costs reported above exclude from lease operating expenses ad valorem taxes of $1.1 million ($0.94/BOE), $1.1 million ($0.88/BOE) and $1.0 million ($0.78/BOE) for the years ended December 31, 2012, 2011 and 2010, respectively.

Producing wells the Trust has an interest in are part of 14 enhanced oil recovery waterflood projects, and aggregate production from such enhanced oil recovery fields averaged 687 BOE/d during 2012 or 21% of 2012 daily production from the underlying properties. For these areas, Whiting needs to use enhanced recovery techniques in order to maintain oil and gas production from these fields.

Delivery Commitments

Neither the Trust nor the underlying properties are committed to deliver fixed quantities of oil or gas in the future under existing contracts or agreements.

Major Producing Areas

The underlying properties are located in several major onshore producing basins in the continental United States. Whiting believes this broad distribution provides a buffer against regional trends that may negatively impact production or prices. Based on the standardized measure of discounted future net cash flows at December 31, 2012, approximately 65% of these properties were operated by Whiting. Based on annual 2012 production attributable to the underlying properties, approximately 63% of production was crude oil and natural gas liquids and 37% of production was natural gas. These properties are located in mature fields and have established production profiles. However, production and distributions to the Trust will decline over time.

Mid-Continent Region. The underlying properties in the Mid-Continent region are located in Arkansas, Oklahoma, Kansas and Michigan. These properties include 56 fields of which Whiting operates wells in 25 of these fields. There are two significant fields located in Arkansas. The Magnolia Smackover Pool Unit, the largest single field in the underlying properties, produces from the Smackover Lime. The second Arkansas field is the Stephens-Smart field, producing from the Buckrange and Travis Peak. The major fields and areas in Oklahoma are located in the Anadarko Basin and include Putnam Field, Mocane-Laverne Gas Area, Sho-Vel-Tum Field and Nobscot Northwest Field, which primarily produce from the Oswego, Hunton, Penn, Morrow, Red Fork and Cottage Grove zones. Case Field is the major Michigan field in the region and produces from the Silurian Niagaran zone. For the year ended December 31, 2012, the net production attributable to the underlying properties in the region was 479.7 MBOE or 1.3 MBOE/d.

Rocky Mountains Region. The underlying properties in the Rocky Mountains region are located in two distinct areas. The first, from which crude oil is primarily produced, includes the Williston Basin in North Dakota and Montana as well as the Bighorn and Powder River Basins of Wyoming, while the second, from which natural gas is primarily produced, includes southwest Wyoming, Colorado and Utah. These properties include 61 fields, and Whiting operates wells in 31 of these fields. The major North Dakota fields in this region include the Bell Field and the Fryburg Field that produce from Tyler sandstone; the Whiskey Joe, Teddy Roosevelt, Sherwood and Davis Creek Fields that produce from various intervals in the

Madison; the Hiline Unit that produces from the Lodgepole; and the Big Dipper Field that produces from the Duperow and Red River zones. In Montana, the major fields include the Bainville Field and Palomino Fields that produce primarily from the Nisku zone, and the Oxbow Field that produces from the Nisku and Red River zones. The major Wyoming fields in this region include the Sage Creek Field in the Bighorn Basin that produces from the Tensleep and Madison zones and the Kiehl Field in the Powder River Basin, which produces from the Minnelusa formation and is under waterflood. The Ignacio Blanco Field is the major Colorado field in this region and produces from the Fruitland Coal zone. For the year ended December 31, 2012, the net production attributable to the underlying properties in the region was 425.3 MBOE or 1.2 MBOE/d.

Permian Basin Region. The Permian Basin Region is one of the major hydrocarbon producing provinces in the continental United States. The underlying properties in the Permian Basin region are located in Texas and New Mexico. These properties include 28 fields, and Whiting operates wells in 9 of these fields. The major fields in this region include the Iatan East Howard Field, which produces from the San Andres, Glorieta and Clearfork zones; the Fullerton Field, which is unitized and produces from the Clearfork zone; and the Patricia Field, which produces from the Sprayberry and Fusselman zones. For the year ended December 31, 2012, the net production attributable to the underlying properties in the region was 178.1 MBOE or 0.5 MBOE/d.

Gulf Coast Region. The underlying properties in the Gulf Coast region are located in Texas, Louisiana, Mississippi and Alabama. These properties include 21 onshore fields, and Whiting operates wells in one of these fields. The major field in this region is the Mestena Grande Field located in Texas, which produces from the Queen City zone. For the year ended December 31, 2012, the net production attributable to the underlying properties in the region was 120.8 MBOE or 0.3 MBOE/d.

Abandonment and Sale of Underlying Properties

Whiting has the right to abandon its interest in any well or property comprising a portion of the underlying properties if, in its opinion, such well or property ceases to produce or is not capable of producing in commercially paying quantities. To reduce or eliminate the potential conflict of interest between Whiting and the Trust in determining whether a well is capable of producing in commercially paying quantities, Whiting has agreed to operate the underlying properties as a reasonably prudent operator in the same manner that it would operate if these properties were not burdened by the NPI, and Whiting has agreed to use commercially reasonable efforts to cause the other operators to operate these properties in the same manner. For the years ended December 31, 2012, 2011 and 2010, there were 9, 8 and 20 gross wells, respectively, that were plugged and abandoned on the underlying properties, based on the determination that such wells were no longer economic to operate.

In addition, Whiting may, without the consent of the Trust unitholders, require the Trust to release the NPI associated with any lease that accounts for less than or equal to 0.25% of the total production from the underlying properties in the prior 12 months and provided that the NPI covered by such releases cannot exceed, during any 12-month period, an aggregate fair market value to the Trust of $500,000. These releases will be made only in connection with a sale by Whiting of the relevant underlying properties and are conditioned upon the Trust receiving an amount equal to the fair value to the Trust of such NPI. Any net sales proceeds paid to the Trust are distributable to Trust unitholders in the quarter in which they are received. During 2012, Whiting had no divestitures of Trust properties. Whiting includes all such proceeds from Trust property divestitures in its NPI distributions to the Trust.

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

Item 3. Legal Proceedings

Currently, there are not any legal proceedings pending to which the Trust is a party or of which any of its property is the subject.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

The Trust units commenced trading on the New York Stock Exchange on April 30, 2008 under the symbol “WHX.” Prior to April 30, 2008, there was no established public trading market for the Trust units. The high and low sales prices per unit for each quarter in 2012 and 2011 were as follows:

	For the Year Ended December 31,
	2012		2011
	High	Low	High	Low
First quarter (January 1 through March 31)	$19.15	$15.61	$24.72	$14.65
Second quarter (April 1 through June 30)	$18.69	$16.22	$18.17	$14.02
Third quarter (July 1 through September 30)	$18.20	$6.83	$18.25	$15.25
Fourth quarter (October 1 through December 31)	$7.98	$4.35	$18.85	$15.35

At December 31, 2012, the 13,863,889 units outstanding were held by three unitholders of record.

Distributions

Each quarter, the Trustee determines the amount of funds available for distribution to the Trust unitholders. Available funds are the excess cash, if any, received by the Trust from the NPI and other sources (such as interest earned on any amounts reserved by the Trustee) that quarter, over the Trust’s expenses for that quarter. Available funds are reduced by any cash the Trustee decides to hold as a reserve against future liabilities. Quarterly cash distributions during the term of the Trust are made by the Trustee generally no later than 60 days following the end of each quarter (or the next succeeding business day) to the Trust unitholders of record on the 50th day following the end of each quarter. The table below presents the net cash proceeds for each quarter of 2012 and 2011 attributable to the 90% NPI, the estimated Trust expenses, Montana state income taxes reserved for by the Trustee and the resulting distributable income per Trust unit (dollars in thousands, except distributable income per unit).

2012 Quarterly Distributions	Net Cash Proceeds (90% NPI)	Estimated Trust Expenses	Montana State Income Tax Withholdings	Distributable Income per Unit
First quarter	$10,247	$175	$70	$0.721468
Second quarter	10,285	175	81	0.723387
Third quarter	9,845	245	49	0.688853
Fourth quarter	7,479	325	51	0.512336

Total	$37,856	$920	$251	$2.646044

2011 Quarterly Distributions	Net Cash Proceeds (90% NPI)	Estimated Trust Expenses	Montana State Income Tax Withholdings	Distributable Income per Unit
First quarter	$9,567	$250	$58	$0.667847
Second quarter	10,313	150	59	0.728739
Third quarter	11,684	175	84	0.824101
Fourth quarter	10,369	175	62	0.730866

Total	$41,933	$750	$263	$2.951553

Subsequent to year end, on March 1, 2013, a distribution of $0.577618 per Trust unit was paid to Trust unitholders owning Trust units as of February 19, 2013. The distribution consisted of net cash proceeds of $8.0 million paid by Whiting to the Trust, which is inclusive of cash receipts totaling $1.2 million (90% of $1.4 million) for commodity derivative contracts settled for October through December 2012, less a provision of $100,000 for estimated Trust expenses and $65,755 for Montana state income tax withholdings.

Equity Compensation Plans

The Trust does not have any employees and, therefore, does not maintain any equity compensation plans.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

There were no purchases of Trust units by the Trust or any affiliated purchaser during the fourth quarter of 2012.

Item 6. Selected Financial Data

The following table sets forth selected data for the Trust for the years ended December 31, 2012, 2011 and 2010 and as of December 31, 2012, 2011 and 2010 based on the Trust’s audited financial statements (dollars and shares in thousands, except distributable income per unit):

	Year Ended December 31,
	2012	2011	2010
Income from net profits interest	$37,856	$41,933	$38,442
Distributable income	$36,685	$40,920	$37,422
Distributable income per unit	$2.646044	$2.951553	$2.699295

	December 31,
	2012	2011	2010
Trust corpus	$31,055	$46,593	$61,999
Total assets at year-end	$31,282	$46,739	$62,144
Trust units outstanding	13,864	13,864	13,864

Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operation

This document contains forward-looking statements, which give our current expectations or forecasts of future events. Please refer to “Forward-Looking Statements” which follows the Table of Contents of this Form 10-K for an explanation of these types of statements.

Overview

The Trust does not conduct any operations or activities. The Trust’s purpose is, in general, to hold the NPI, to distribute to unitholders cash that the Trust receives in respect of the NPI, and to perform certain administrative functions in respect of the NPI and the Trust units. The Trust derives substantially all of its income and cash flows from the NPI, which was in turn subject to commodity hedge contracts through December 2012. The NPI entitles the Trust to receive 90% of the net proceeds from the sale of production from the underlying properties.

Oil and gas prices historically have been volatile and may fluctuate widely in the future. The following table highlights these price trends by listing quarterly average NYMEX crude oil and natural gas prices for the periods indicated through September 30, 2012. The 2012 NPI distributions are mainly affected, however, by October 2011 through September 2012 oil prices and by September 2011 through August 2012 natural gas prices.

	2010				2011				2012
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3
Crude oil (per Bbl)	$78.79	$77.99	$76.21	$85.18	$94.25	$102.55	$89.81	$94.02	$102.94	$93.51	$92.19
Natural gas (per MMBtu)	$5.30	$4.09	$4.39	$3.81	$4.10	$4.32	$4.20	$3.54	$2.72	$2.21	$2.81

Although oil prices fell significantly after reaching highs in the third quarter of 2008, they have experienced a rebound in 2010, 2011 and 2012. Natural gas prices have likewise fallen significantly since their peak in the third quarter of 2008 but have remained low throughout 2009, 2010 and 2011. In addition, natural gas prices declined during the first half of 2012, but have begun to improve in recent months. The following table highlights the settled NYMEX prices for natural gas for January 2012 through March 2013:

	2012												2013
	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.	Jan.	Feb.	Mar.
Natural gas (per MMBtu)	$3.08	$2.68	$2.41	$2.19	$2.03	$2.42	$2.77	$3.01	$2.63	$3.06	$3.47	$3.71	$3.35	$3.23	$3.43

Lower oil and gas prices on production from the underlying properties could cause the following: (i) a reduction in the amount of net proceeds to which the Trust is entitled; (ii) a reduction in the amount of oil, natural gas and natural gas liquids that is economic to produce from the underlying properties; and (iii) an extension of the length of time required to produce 9.11 MMBOE (8.20 MMBOE at the 90% NPI) due to some wells thereby reaching their economic limits sooner. Alternatively, higher oil and natural gas prices may potentially result in an increase in the amount of oil, natural gas and natural gas liquids that is economic to produce from the underlying properties. All costless collar hedge contracts Whiting entered into, and in turn conveyed to the Trust, terminated as of December 31, 2012, and no additional hedges are allowed to be placed on the Trust assets. Consequently, for production after December 31, 2012, there will be no cash settlement gains or losses on commodity derivatives, and the Trust will have increased exposure to oil and natural gas price volatility.

Trust termination. The NPI will terminate when 9.11 MMBOE have been produced and sold from the underlying properties (which amount is equivalent to 8.20 MMBOE attributable to the NPI), and the Trust will soon thereafter wind up its affairs and terminate, after which it will pay no further distributions. Since the assets of the Trust are depleting assets, a portion of each cash distribution paid on the Trust units should be considered by investors as a return of capital, with the remainder being considered as a return on investment. As a result, the market price of the Trust units will decline to zero at termination of the Trust. As of December 31, 2012 on a cumulative accrual basis, 6.10 MMBOE (74%) of the Trust’s total 8.20 MMBOE have been produced and sold (of which proceeds from the sale of 263 MBOE, which is 90% of 292 MBOE, have been distributed to unitholders in the Trust’s March 1, 2013 distribution) and a cumulative reserve quantity of 0.02 MMBOE have been divested. For additional discussion relating to, and of the assumptions underlying, the estimated date when 9.11 MMBOE (8.20 MMBOE at the 90% NPI) will be produced and sold from the underlying properties, after which the Trust will soon thereafter wind up its affairs and terminate, see “Description of the Underlying Properties” in Item 2 of this Annual Report on Form 10-K.

For a discussion of material changes to proved reserves, see “Reserves” in Item 2 of this Annual Report on Form 10-K. Additionally, for a discussion of the need to use enhanced recovery techniques, see “Oil and Natural Gas Production” in Item 2 of this Annual Report on Form 10-K.

Results of Trust Operations

The following is a summary of income from net profits interest received by the Trust for the years ended December 31, 2012, 2011 and 2010, consisting of the February, May, August and November distributions for each respective year (dollars in thousands, except per Bbl, per Mcf and per BOE amounts):

	Year Ended December 31,
	2012	2011	2010
Sales volumes:
Oil from underlying properties (MBbl)	762(a)	760(b)	804(c)
Natural gas from underlying properties (MMcf)	2,805(a)	2,947(b)	3,335(c)

Total production (MBOE)	1,229	1,251	1,360

Average sales prices:
Oil (per Bbl)	$80.78	$80.16	$65.39
Effect of oil hedges on average price (per Bbl) (d)	-	-	0.25

Oil net of hedging (per Bbl)	$80.78	$80.16	$65.64

Natural gas (per Mcf)	$3.16	$4.12	$4.26
Effect of natural gas hedges on average price (per Mcf) (d)	2.12	1.51	1.23

Natural gas net of hedging (per Mcf)	$5.28	$5.63	$5.49

Costs (per BOE):
Lease operating expenses	$23.99	$20.44	$17.39
Production taxes	$3.90	$4.25	$3.47
Revenues:
Oil sales	$61,542(a)	$60,886(b)	$52,558(c)
Natural gas sales	8,877(a)	12,135(b)	14,193(c)

Total revenues	$70,419	$73,021	$66,751

Costs:
Lease operating expenses	$29,495	$25,569	$23,643
Production taxes	4,799	5,310	4,718
Cash settlement gains received on commodity derivatives (d)	(5,937)	(4,450)	(4,323)

Total costs	$28,357	$26,429	$24,038

Net proceeds	$42,062	$46,592	$42,713
Net profits percentage	90%	90%	90%

Income from net profits interest	$37,856	$41,933	$38,442

(a)

Oil and gas sales volumes and related revenues for the year ended December 31, 2012 (consisting of Whiting’s February, May, August and November 2012 NPI distributions to the Trust) generally represent crude oil production from October 2011 through September 2012 and natural gas production from September 2011 through August 2012.

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

(d)	As discussed below, all hedges terminated as of December 31, 2012.

Comparison of Results of the Trust for the Years Ended December 31, 2012 and 2011

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

Revenues. Oil and natural gas revenues decreased $2.6 million or 4% in 2012 compared to 2011. Revenues are a function of oil and natural gas sales prices and production volumes sold. The decrease in revenue between periods was due to lower sales prices realized for natural gas in 2012 and lower natural gas production volumes, which effect was partially offset by higher sales prices realized for crude oil during 2012. The average price for gas before the effects of hedging decreased 23% between periods, while the average price for oil before the effects of hedging increased 1%. Gas sales volumes decreased 5% or 142 MMcf during 2012 as compared to 2011, while oil volumes remained consistent between periods. Gas volume decreases in 2012 were primarily related to normal field production decline. Partially offsetting this gas volume decline were 2012 production increases related to (i) the resolution of pressure issues at a gas pipeline sales point in Oklahoma which negatively impacted gas production during 2011, (ii) recovery from Mississippi River flooding which hampered gas production in Louisiana during the third quarter of 2011, and (iii) three recently drilled gas wells that came on line during the last twelve months. Oil sales volumes remained relatively consistent between periods primarily due to four recently drilled oil wells that came on line during the last twelve months, as well as workover activity that resulted in increased production. These positive effects on oil production were largely offset by normal field production decline. In the December 31, 2012 reserve report, natural gas production attributable to the underlying properties is estimated to decline at rates ranging from 11% to 13% annually from 2013 through the estimated June 30, 2015 NPI termination date, while oil production is estimated to decline at approximately 9% annually over this same time period.

Lease Operating Expenses. Lease operating expenses (“LOE”) increased $3.9 million or 15% during 2012 compared to 2011. This increase in lease operating expenses during 2012 was primarily due to an increase of $3.8 million in the cost of oilfield goods and services, a $0.5 million increase in operating costs charged to wells that are not operated by Whiting, and $0.4 million in higher labor costs on Whiting-operated properties. These increases were partially offset by a $0.8 million decrease in plug and abandonment charges between periods. The increase in overall LOE coupled with the decrease in overall production volumes between periods resulted in an increase in LOE on a per BOE basis of 17%, from $20.44 in 2011 to $23.99 in 2012.

Production Taxes. Production taxes are typically calculated as a percentage of oil and gas revenues before the effects of hedging. Tax credits and exemptions allowed in the various taxing jurisdictions are generally utilized to their potential. Production taxes during 2012 decreased $0.5 million or 10% compared to 2011, and production taxes as a percent of oil and gas revenues also declined between periods, from 7.3% in 2011 to 6.8% in 2012. This decrease was primarily related to certain production tax refunds received in the third quarter of 2012.

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

Cash settlements relating to these hedges resulted in a gain of $5.9 million for the year ended December 31, 2012, which had the effect of increasing the average price of natural gas by $2.12 per Mcf for that period, and cash settlements relating to these hedges resulted in a gain of $4.5 million for the year ended December 31, 2011, which had the effect of increasing the average price of natural gas by $1.51 per Mcf for that period. As a result, the total net price of natural gas of $5.28 per Mcf and $5.63 per Mcf that the Trust received for 2012 and 2011, respectively, included premiums of 40% and 27%, respectively, related to the effects of hedging for those same periods. However, all hedges and their related pricing impacts terminated as of December 31, 2012, while the Trust’s oil and gas reserves are currently projected to terminate in June 2015 based on the Trust’s 2012 reserve report. Therefore, no commodity price hedges will be in effect beginning January 1, 2013 through Trust termination to reduce the Trust’s exposure to oil and natural gas price volatility.

General and Administrative Expenses. For the year ended December 31, 2012, the Trust’s general and administrative expenses increased by $0.1 million as compared to 2011 due to differences in timing as to when certain administrative invoices were received and paid by the

Trustee. Certain invoices for annual services provided by auditors and tax consultants were paid during the year ended December 31, 2012, and these recurring invoices were not similarly paid during the same 2011 reporting period.

Distributable Income. For the year ended December 31, 2012, the Trust’s distributable income was $36.7 million and was based on income from net profits interest of $37.9 million, which has been reduced by Trust general and administrative costs of $0.8 million and Montana state income tax withholdings of $0.3 million, and adjusted for changes in Trust cash reserves. This compares to distributable income of $40.9 million during 2011, which was based on income from net profits interest of $41.9 million that has been reduced by $0.7 million for Trust administrative expenses and $0.3 million in Montana state income tax withholdings, and adjusted for changes in Trust cash reserves.

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

Revenues. Oil and natural gas revenues increased $6.3 million or 9% in 2011 compared to 2010. Revenues are a function of oil and natural gas sales prices and production volumes sold. The increase in revenue between periods was due to higher sales prices realized for crude oil in 2011, which effect was partially offset by lower sales prices realized for natural gas and lower oil and natural gas production volumes between periods. The average price for oil before the effects of hedging increased 23% between periods, while the average price for natural gas before the effects of hedging decreased 3%. Oil volumes decreased 5% or 44 MBOE, and gas volumes decreased 12% or 388 MMcf during 2011 as compared to 2010. Both of these volume decreases were primarily due to normal field production decline. In the December 31, 2012 reserve report, natural gas production attributable to the underlying properties is estimated to decline at rates ranging from 11% to 13% annually from 2013 through the estimated June 30, 2015 NPI termination date, while oil production is estimated to decline at approximately 9% annually over this same time period.

Lease Operating Expenses. Lease operating expenses increased $1.9 million or 8% during 2011 compared to 2010, primarily due to a $1.3 million increase in workover activity and a $0.8 million increase in operating costs charged to wells that are not operated by

Whiting. These increases were partially offset by various cost declines amounting to $0.2 million that were generally associated with lower 2011 production levels. The increase in overall LOE coupled with the decrease in overall production volumes between periods resulted in an increase in LOE on a per BOE basis of 18%, from $17.39 in 2010 to $20.44 in 2011.

Production Taxes. Production taxes are typically calculated as a percentage of oil and gas revenues before the effects of hedging. Tax credits and exemptions allowed in the various taxing jurisdictions are generally utilized to their potential. Production taxes during 2011 increased $0.6 million or 13% compared to 2010, primarily due to higher oil sales between periods. Production taxes as a percent of oil and gas revenues for 2011 and 2010 remained relatively constant at 7.3% and 7.1%, respectively.

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

Cash settlements relating to these hedges resulted in a gain of $4.5 million for the year ended December 31, 2011, which had the effect of increasing the average price of natural gas by $1.51 per Mcf for that period, and cash settlements relating to these hedges resulted in a gain of $4.3 million for the year ended December 31, 2010, which had the effect of increasing average prices by $0.25 per Bbl of oil and $1.23 per Mcf of natural gas for that period. As a result, the total net price of natural gas of $5.63 per Mcf and $5.49 per Mcf that the Trust received for 2011 and 2010, respectively, included a premium of 27% and 22%, respectively, related to the effects of hedging for those same periods. However, all hedges and their related pricing impacts terminated as of December 31, 2012, while the Trust’s oil and gas reserves are currently projected to terminate in June 2015 based on the Trust’s 2012 reserve report. Therefore, no commodity price hedges will be in effect beginning January 1, 2013 through Trust termination to reduce the Trust’s exposure to oil and natural gas price volatility.

General and Administrative Expenses. For the year ended December 31, 2011, the Trust’s general and administrative expenses decreased by $0.1 million as compared to 2010 due to differences in timing as to when certain administrative invoices were received and paid by the Trustee.

Distributable Income. For the year ended December 31, 2011, the Trust’s distributable income was $40.9 million and was based on income from net profits interest of $41.9 million, which has been reduced by Trust general and administrative costs of $0.7 million and Montana state income tax withholdings of $0.3 million, and adjusted for changes in Trust cash reserves. This compares to distributable income of $37.4 million during 2010, which was based on income from net profits interest of $38.4 million that has been reduced by $0.9 million of Trust administrative expenses and $0.2 million in Montana state income tax withholdings, and adjusted for changes in Trust cash reserves.

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

Although capital expenditures for the testing, drilling, completion, equipping, plugging back or recompletion of any well that is a part of the underlying properties cannot be deducted from gross proceeds pursuant to the terms of the conveyance agreement, Whiting incurred capital expenditures of $6.8 million on the underlying properties during 2012, compared to $1.8 million in 2011 and $1.0 million in 2010. Such expenditures were not deducted from gross proceeds or Trust distributions, but they may have the effect of ultimately accelerating the receipt of NPI net proceeds and thereby benefiting the Trust unitholders by accelerating their return on investment. The Trust cannot provide any assurance that this will continue to occur or that future capital expenditures will be consistent with historical levels.

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

Off-Balance Sheet Arrangements

The Trust has no off-balance sheet arrangements. The Trust has not guaranteed the debt of any other party, nor does the Trust have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt, losses or contingent obligations.

Contractual Obligations

The following table summarizes the Trust’s obligations and commitments as of December 31, 2012 to make future payments during the specified time periods:

	Payments Due by Period
Contractual Obligations	Total	2013	2014	2015(d)
Delaware Trustee fees (a)	$10,500	$3,500	$3,500	$3,500
Trustee administrative service fees (b)	400,000	160,000	160,000	80,000
Whiting administrative service fees (c)	500,000	200,000	200,000	100,000

Total	$910,500	$363,500	$363,500	$183,500

(a)	Pursuant to the terms of the Trust agreement, the Trust is obligated to pay the Delaware Trustee a fee of $3,500 per year.
(b)	Pursuant to the terms of the Trust agreement, the Trust is obligated to pay the Trustee an administrative fee of $160,000 per year.
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

(d)	The 2015 period represents obligations through the June 2015 estimated Trust termination date, based on the Trust’s 2012 reserve report, although actual amounts paid may differ from these estimates.

New Accounting Pronouncements

There were no accounting pronouncements issued during the year ended December 31, 2012 applicable to the Trust or its financial statements.

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

c)

Trust general and administrative expenses (which include the Trustee’s fees as well as administrative, accounting, engineering, legal and other professional fees) are recorded when paid by the Trust rather than when incurred; and

d)	Cash reserves for Trust expenses may be established by the Trustee for certain expenditures that would not be recorded as contingent liabilities under GAAP.

While these statements differ from financial statements prepared in accordance with GAAP, the modified cash basis of reporting revenues and distributions is considered to be the most meaningful for the Trust and its results because quarterly distributions to the Trust unitholders are based on net cash receipts. This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the SEC as specified by FASB ASC Topic 932, Extractive Activities – Oil and Gas: Financial Statements of Royalty Trusts. For additional information regarding the Trust’s basis of accounting, see Note 2 to the Financial Statements included in this Annual Report on Form 10-K.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Commodity Hedge Contracts

The primary asset of and source of income to the Trust is the term NPI, which generally entitles the Trust to receive 90% of the net proceeds from oil and gas production from the underlying properties. Consequently, the Trust is exposed to market risk from fluctuations in oil and gas prices. Through 2012, however, the NPI was subject to commodity hedge contracts in the form of costless collars entered into by Whiting, which reduced the NPI’s exposure to commodity price volatility. The revenues derived from the underlying properties depend substantially on prevailing crude oil, natural gas and natural gas liquid prices. As a result, commodity prices also affect the amount of cash flow available for distribution to the Trust unitholders. Lower prices may also reduce the amount of oil, natural gas and natural gas liquids that Whiting can economically produce. Whiting sells the oil, natural gas and natural gas liquid production from the underlying properties under floating market price contracts each month. Whiting entered into certain hedge contracts through December 31, 2012 to manage the exposure to crude oil and natural gas price volatility, which is associated with revenues generated from the underlying properties, and to achieve more predictable cash flows. The hedge contracts consisted of costless collar arrangements placed with a single trading counterparty, JPMorgan Chase Bank National Association and were in place during the 2012, 2011 and 2010 periods presented in this Annual Report on Form 10-K. However, all hedging contracts terminated as of December 31, 2012. No additional hedges are allowed to be placed on Trust assets, nor can the Trust enter into derivative contracts for speculative or trading purposes.

Crude oil costless collar arrangements settle based on the average of the closing settlement price for each commodity business day in the contract period. Natural gas costless collar arrangements settle based on the closing settlement price on the second to last scheduled trading day of the month prior to delivery. In a collar arrangement, the counterparty is required to make a payment to Whiting for the difference between the fixed floor price and the settlement price if the settlement price is below the fixed floor price. Whiting is required to make a payment to the hedge counterparty for the difference between the fixed ceiling price and the settlement price if the settlement price is above the fixed ceiling price. The amount received by Whiting from the counterparty upon settlements of the hedge contracts reduced the operating expenses related to the underlying properties when calculating net proceeds. Commodity derivative contracts that settled from October through December 2012 provided cash receipts of $1.2 million (90% of $1.4 million) which were included in the March 1, 2013 distribution to Trust unitholders. For a discussion of the March 1, 2013 distribution, see Note 8 to the Financial Statements included in this Annual Report on Form 10-K.

Item 8. Financial Statements and Supplementary Data

Index to Whiting USA Trust I Financial Statements

(Modified Cash Basis)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustee and Unit Holders of

Whiting USA Trust I

c/o The Bank of New York Mellon Trust Company, N.A., Trustee

Austin, Texas

We have audited the accompanying statements of assets, liabilities and trust corpus - modified cash basis of Whiting USA Trust I (the “Trust”) as of December 31, 2012 and 2011, and the related statements of distributable income and changes in trust corpus - modified cash basis for the years ended December 31, 2012, 2011, and 2010. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of Whiting USA Trust I as of December 31, 2012 and 2011, and its distributable income and changes in trust corpus for the years ended December 31, 2012, 2011, and 2010, on the comprehensive basis of accounting described in Note 2 to the financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2013 expressed an unqualified opinion on the Trust’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Austin, Texas

March 15, 2013

WHITING USA TRUST I

Statements of Assets, Liabilities and Trust Corpus

(In thousands, except unit data)

	December 31,
	2012	2011
ASSETS
Cash and short-term investments	$227	$146
Investment in net profits interest, net	31,055	46,593

Total assets	$31,282	$46,739

LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses	$227	$146
Trust corpus (13,863,889 Trust units issued and outstanding)	31,055	46,593

Total liabilities and Trust corpus	$31,282	$46,739

Statements of Distributable Income

(In thousands, except distributable income per unit data)

	Year Ended December 31,
	2012	2011	2010
Income from net profits interest	$37,856	$41,933	$38,442
General and administrative expenses	(839)	(749)	(892)
Cash reserves used (withheld) for current Trust expenses	(81)	(1)	91
State income tax withholding	(251)	(263)	(219)

Distributable income	$36,685	$40,920	$37,422

Distributable income per unit	$2.646044	$2.951553	$2.699295

Statements of Changes in Trust Corpus

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Trust corpus, beginning of period	$46,593	$61,999	$79,346
Distributable income	36,685	40,920	37,422
Distributions to unitholders	(36,685)	(40,920)	(37,422)
Amortization of investment in net profits interest	(15,538)	(15,406)	(17,347)

Trust corpus, end of period	$31,055	$46,593	$61,999

The accompanying notes are an integral part of these modified cash basis financial statements.

WHITING USA TRUST I

NOTES TO MODIFIED CASH BASIS FINANCIAL STATEMENTS

1. ORGANIZATION OF THE TRUST

Formation of the Trust — Whiting USA Trust I (the “Trust”) is a statutory trust formed in October 2007 under the Delaware Statutory Trust Act, pursuant to a trust agreement (the “Trust agreement”) among Whiting Oil and Gas Corporation and Equity Oil Company, as trustors, The Bank of New York Trust Company, N.A., as Trustee (subsequently renamed The Bank of New York Mellon Trust Company, N.A., and hereinafter referred to as “Trustee”) and Wilmington Trust Company as Delaware Trustee (the “Delaware Trustee”). The initial capitalization of the Trust estate was funded by Whiting Petroleum Corporation (“Whiting”) in November 2007. Effective September 30, 2009, Equity Oil Company merged into Whiting Oil and Gas Corporation (“Whiting Oil and Gas”) with Whiting Oil and Gas as the surviving corporation. Whiting Oil and Gas, as referred to herein, is a subsidiary of Whiting and the successor to Equity Oil Company.

The Trust was created to acquire and hold a term net profits interest (“NPI”) for the benefit of the Trust unitholders pursuant to a conveyance to the Trust from Whiting Oil and Gas. The term NPI is an interest in certain of Whiting Oil and Gas’ properties located in the Rocky Mountains, Mid-Continent, Permian Basin and Gulf Coast regions (the “underlying properties”). The NPI is the only asset of the Trust, other than cash reserves held for Trust expenses. As of December 31, 2012, these oil and gas properties included interests in 3,081 gross (368.0 net) producing oil and gas wells.

The NPI is passive in nature, and the Trustee has no management control over and no responsibility relating to the operation of the underlying properties. The NPI entitles the Trust to receive 90% of the net proceeds from the sale of production from the underlying properties. The NPI will terminate when 9.11 MMBOE have been produced and sold from the underlying properties (which amount is the equivalent of 8.20 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the NPI), and the Trust will soon thereafter wind up its affairs and terminate, after which it will pay no further distributions. As of December 31, 2012, on a cumulative accrual basis 6.10 MMBOE (74%) of the Trust’s total 8.20 MMBOE have been produced and sold and a cumulative 0.02 MMBOE have been sold in divestitures. The remaining reserve quantities are projected to be produced by June 30, 2015, based on the reserve report for the underlying properties as of December 31, 2012.

The Trustee can authorize the Trust to borrow money to pay Trust administrative or incidental expenses that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from the Trustee, Whiting, or the Delaware Trustee as a lender, provided that the terms of the loan are similar to the terms it would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. The Trustee may also deposit funds awaiting distribution in an account with itself and make other short-term investments with the funds distributed to the Trust.

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

Modified Cash Basis of Accounting — The financial statements of the Trust, as prepared on a modified cash basis, reflect the Trust’s assets, liabilities, Trust corpus, earnings and distributions as follows:

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

The Trust evaluates impairment of the investment in net profits interest by comparing the undiscounted cash flows expected to be realized from the investment in net profits interest to the NPI carrying value. If the expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the investment in net profits interest. As of December 31, 2012 and 2011, no such impairment had occurred. The determination of whether the NPI is impaired requires a significant amount of judgment by the Trustee and is based on the best information available to the Trustee at the time of the evaluation. If market or oil and natural gas production conditions deteriorate, write-downs could be required in the future.

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

Cash and Short-Term Investments — Cash and short-term investments include all highly liquid short-term investments with original maturities of three months or less.

Concentration of Credit Risk — The underlying properties from which the NPI is derived principally sell their oil and natural gas production to end users, marketers and other purchasers that have access to nearby pipeline facilities. The following table presents the percentages by purchaser that accounted for 10% or more of the underlying properties’ total oil and natural gas sales for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Lion Oil Company	17%	16%	14%
Enterprise South Texas	15%	15%	8%
Plains Marketing	11%	9%	8%

The loss of one or all of these purchasers does not present a material risk because there is significant competition among purchasers of crude oil and natural gas in the areas of the underlying properties, and if they were to lose one or more of their largest purchasers, several entities could purchase crude oil and natural gas produced from the underlying properties with little or no interruption to their business.

Use of Estimates — The preparation of financial statements requires estimates and assumptions that affect reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates affecting these financial statements include estimates of proved oil and gas reserves, which are used to compute the Trust’s amortization of net profits interest and its impairment assessments. Although the Trustee believes that these estimates are reasonable, actual results could differ from those estimates.

Recent Accounting Pronouncements — There were no accounting pronouncements issued during the year ended December 31, 2012 applicable to the Trust or its financial statements.

3. INVESTMENT IN NET PROFITS INTEREST

Whiting Oil and Gas conveyed the NPI to the Trust in exchange for 13,863,889 Trust units. The investment in net profits interest was recorded at the historical cost of Whiting on April 30, 2008, the date of conveyance, and was determined to be $123.6 million, of which $111.2 million (90% of the NPI) was attributed to the Trust. As of December 31, 2012 and 2011, accumulated amortization of the investment in net profits interest was $80.2 million and $64.6 million, respectively.

4. INCOME FROM NET PROFITS INTEREST

The Trust received income from net profits interest as follows (dollars in thousands):

	Year Ended December 31,
	2012		2011		2010
Revenues:
Oil sales	$61,542	(a)	$60,886	(b)	$52,558	(c)
Natural gas sales	8,877	(a)	12,135	(b)	14,193	(c)

Total revenues	70,419		73,021		66,751

Costs:
Lease operating expenses	29,495		25,569		23,643
Production taxes	4,799		5,310		4,718
Cash settlement gains received on commodity derivatives(d)	(5,937)		(4,450)		(4,323)

Total costs	28,357		26,429		24,038

Net proceeds	42,062		46,592		42,713
Net profits percentage	90%		90%		90%

Income from net profits interest	$37,856		$41,933		$38,442

(a)

Oil and gas sales volumes and related revenues for the year ended December 31, 2012 (consisting of Whiting’s February, May, August and November 2012 NPI distributions to the Trust) generally represent crude oil production from October 2011 through September 2012 and natural gas production from September 2011 through August 2012.

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

(d)	All hedges terminated as of December 31, 2012.

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

For Montana state income tax purposes, Whiting must withhold from its NPI payments to the Trust, an amount equal to 6% of the net amount payable to the Trust from the sale of oil and gas in Montana. Whiting withheld $0.3 million, $0.3 million and $0.2 million related to Montana state income taxes for the years ended December 31, 2012, 2011 and 2010, respectively. For North Dakota, Oklahoma, Arkansas, Michigan, New Mexico, Alabama, Louisiana, Colorado, Kansas, Utah and Mississippi, neither the Trust nor Whiting is withholding the income tax due such states on distributions made to an individual resident or nonresident Trust unitholder, as long as the Trust is taxed as a grantor trust under the Internal Revenue Code.

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

7. RELATED PARTY TRANSACTIONS

Capital Expenditures — During the years ended December 31, 2012, 2011 and 2010, Whiting incurred $6.8 million, $1.8 million and $1.0 million, respectively, of capital expenditures on the underlying properties. These capital expenditures are the costs net to Whiting’s interest in the wells and which are related to the drilling and completing of oil and gas wells, capital workovers, facility upgrades and well recompletions that are performed to secure production from new horizons. Pursuant to the terms of the conveyance agreement, such expenditures were not deducted from gross proceeds or the Trust distributions, but they may have the effect of ultimately accelerating the receipt of NPI net proceeds and thereby benefiting the Trust unitholders by accelerating their return on investment. The Trust cannot provide any assurance that this will continue to occur or that future capital expenditures will be consistent with historical levels.

Operating Overhead — Pursuant to the terms of the applicable joint operating agreements, Whiting deducts from the gross proceeds an overhead fee to operate those underlying properties for which Whiting has been designated as the operator. Additionally, with respect to those underlying properties for which Whiting is the operator but where there is no operating agreement in place, Whiting deducts from the gross proceeds an overhead fee calculated in the same manner that Whiting allocates overhead to other similarly owned properties, which is customary practice in the oil and gas industry. Operating overhead activities include various engineering, legal and administrative functions. The fee is adjusted annually pursuant to COPAS guidelines and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers. The following table presents the Trust’s portion of these overhead charges for the distributions made during the years ended December 31, 2012, 2011 and 2010 (in thousands, except per well data):

	2012	2011	2010
Total overhead charges	$1,739	$1,701	$1,788
Overhead charge per month per active operated well	$419	$407	$415

Administrative Services Fee — Under the terms of the administrative services agreement, the Trust pays a quarterly administration fee of $50,000 to Whiting 60 days following the end of each calendar quarter. General and administrative expenses in the Trust’s statements of distributable income for the years ended December 31, 2012, 2011 and 2010 each include $200,000 for quarterly administrative fees paid to Whiting.

Trustee Administrative Fee — Under the terms of the Trust agreement, the Trust pays an annual administrative fee to the Trustee of $160,000, paid in four quarterly installments of $40,000 each and is billed in arrears. General and administrative expenses in the Trust’s statements of distributable income for the years ended December 31, 2012, 2011 and 2010 each include $160,000 for quarterly administrative fees paid to the Trustee.

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

8. SUBSEQUENT EVENT

On March 1, 2013, a distribution of $0.577618 per Trust unit was paid to Trust unitholders owning Trust units as of February 19, 2013. The distribution consisted of net cash proceeds of $8.0 million paid by Whiting to the Trust, which is inclusive of cash receipts totaling $1.2 million (90% of $1.4 million) for commodity derivative contracts settled from October through December 2012, less a provision of $100,000 for estimated Trust expenses and $65,755 for Montana state income tax withholdings.

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

As of December 31, 2012, all of the underlying properties’ oil and gas reserves are attributable to properties within the United States. Proved reserves attributable to the Trust and related standardized measure valuations are prepared on an accrual basis for all periods presented, which is the basis on which Whiting and the underlying properties maintain their production records and is different from the cash basis on which the Trust production records are computed.

The following is a summary of the changes in quantities of proved oil and gas reserves attributable to the Trust for the years ended December 31, 2010, 2011 and 2012:

	Oil (MBbl)	Natural Gas (MMcf)	MBOE
Balance — January 1, 2010 (1)	3,604	10,976	5,433
Revisions to previous estimates	(201)	1,397	32
Extensions and discoveries	42	19	45
Divestitures (2)	-	(4)	(1)
Production	(713)	(2,841)	(1,186)

Balance — December 31, 2010 (1)	2,732	9,547	4,323
Revisions to previous estimates	8	(481)	(71)
Extensions and discoveries	17	36	23
Divestitures	-	-	-
Production	(666)	(2,500)	(1,083)

Balance — December 31, 2011(1)	2,091	6,602	3,192
Revisions to previous estimates	19	(214)	(17)
Extensions and discoveries	15	21	19
Divestitures	-	-	-
Production	(678)	(2,434)	(1,084)

Balance — December 31, 2012(1)	1,447	3,975	2,110

Proved developed reserves(3):
January 1, 2010	3,604	10,976	5,433

December 31, 2010	2,732	9,547	4,323

December 31, 2011	2,091	6,602	3,192

December 31, 2012	1,447	3,975	2,110

(1)

Reserves related to the underlying properties on a 100% full economic life basis as of January 1, 2010 and as of December 31, 2010, 2011 and 2012 were 9.3 MMBOE, 12.6 MMBOE, 13.0 MMBOE and 10.8 MMBOE, respectively. The oil and gas reserve quantities presented in the tables above are on a 90% NPI Trust life basis.

(2)

During 2010 Whiting received sale proceeds of $3,172 in exchange for its divestiture of Trust properties that held 1 MBOE of proved reserves. Whiting includes all such proceeds from Trust property divestitures in its NPI distributions to the Trust.

(3)

These tables do not include quantities of proved undeveloped reserve as of January 1, 2010 or as of December 31, 2010, 2011 and 2012 because the underlying properties consist of mature producing properties that are generally fully developed. Technical studies have not identified any drilling locations that meet the criteria of proved undeveloped reserves, nor has any future capital been committed for the development of proved undeveloped reserves on the underlying properties.

Notable changes in proved reserves for the year ended December 31, 2012 included:

•

Revisions to previous estimates. In 2012, revisions to previous estimates decreased proved reserves by a net amount of 17 MBOE. Included in these revisions were 0.2 Bcf of downward adjustments to natural gas, primarily due to lower gas prices of $3.07 per Mcf in reserve estimates at December 31, 2012, as compared to gas prices of $4.10 per Mcf at December 31, 2011. This downward revision in natural gas reserves was partially offset by 19 MBbl of upward adjustments to crude oil reserves primarily due to increased estimates of future production resulting from recent workovers and well performance.

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

The standardized measure of discounted future net cash flows relating to proved oil and gas reserves and the changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves were prepared in accordance with the provisions of FASB ASC Topic 932, Extractive Activities—Oil and Gas. Future cash inflows as of December 31, 2012, 2011 and 2010 were computed by applying average fiscal-year prices (calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period ended December 31, 2012, 2011 and 2010) to estimated future production. Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and natural gas reserves at year end, based on year-end costs and assuming the continuation of existing economic conditions.

The standardized measure of discounted future net cash flows relating to proved oil and gas reserves attributable to the Trust is as follows (dollars in thousands):

	December 31,
	2012	2011	2010
Future cash inflows	$131,507	$203,101	$227,682
Future production costs	(54,502)	(75,757)	(98,372)
Future development costs	—	—	—

Future net cash flows	77,005	127,344	129,310
10% annual discount for estimated timing of cash flows	(8,052)	(18,614)	(23,603)

Standardized measure of discounted future net cash flows(1)	$68,953	$108,730	$105,707

(1)	No provision for federal or state income taxes has been provided because taxable income is passed through to the unitholders of the Trust.

The changes in standardized measure of discounted future net cash flows relating to proved oil and gas reserves attributable to the Trust are as follows (dollars in thousands):

	December 31,
	2012	2011	2010
Beginning of year	$108,730	$105,707	$77,551
Sale of oil and gas produced, net of production costs	(29,495)	(37,563)	(34,352)
Sale of minerals in place	—	—	3
Net changes in prices and production costs	(21,231)	31,579	52,759
Extensions and discoveries less related costs	724	749	1,164
Changes in estimated future development costs, net	—	—	—
Revisions of previous quantity estimates	(648)	(2,313)	827
Accretion of discount	10,873	10,571	7,755

End of year	$68,953	$108,730	$105,707

Future cash inflows included in the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves incorporate weighted average sales prices (inclusive of adjustments for quality and location) in effect at December 31, 2012, 2011 and 2010 as follows:

	2012	2011	2010
Oil (per Bbl)	$82.44	$84.19	$68.77
Gas (per Mcf)	$3.07	$4.10	$4.17

10. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended (1)
Year Ended December 31, 2012	March 31	June 30	September 30	December 31	Total
Income from net profits interest	$10,247	$10,285	$9,845	$7,479	$37,856
Distributable income	$10,003	$10,029	$9,550	$7,103	$36,685
Distributions per unit	$0.721468	$0.723387	$0.688853	$0.512336	$2.646044

Year Ended December 31, 2011
Income from net profits interest	$9,567	$10,313	$11,684	$10,369	$41,933
Distributable income	$9,259	$10,103	$11,425	$10,133	$40,920
Distributions per unit	$0.667847	$0.728739	$0.824101	$0.730866	$2.951553

(1)	Dollars in thousands, except for distributions per unit.

******

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Trustee maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by Whiting to The Bank of New York Mellon Trust Company, N.A., as Trustee of the Trust, and its employees who participate in the preparation of the Trust’s periodic reports as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Trustee carried out an evaluation of the Trustee’s disclosure controls and procedures. Mike Ulrich, as Trust Officer of the Trustee, has concluded that the disclosure controls and procedures of the Trust are effective.

Due to the contractual arrangements of (i) the Trust agreement and (ii) the conveyance of the NPI, the Trustee relies on (A) information provided by Whiting, including historical operating data, plans for future operating and capital expenditures, reserve information and information relating to projected production, and (B) conclusions and reports regarding reserves by the Trust’s independent reserve engineers. See Risk Factors “The Trust and the Trust unitholders have no voting or managerial rights with respect to the underlying properties. As a result, neither the Trust nor the unitholders have any ability to influence the operation of the underlying properties” and “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K, for a description of certain risks relating to these arrangements and reliance on information when reported by Whiting to the Trustee and recorded in the Trust’s results of operation.

Changes in Internal Control over Financial Reporting. During the quarter ended December 31, 2012, there has been no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Whiting.

Trustee’s Annual Report on Internal Control Over Financial Reporting. A registrant’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A registrant’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the registrant; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the registrant’s assets that could have a material effect on the financial statements.

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities and Exchange Act of 1934, as amended. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with the modified cash basis of accounting. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control—Integrated Framework, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2012.

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

March 15, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustee and Unit Holders of

Whiting USA Trust I

c/o The Bank of New York Mellon Trust Company, N.A., Trustee

Austin, Texas

We have audited the internal control over financial reporting of Whiting USA Trust I (the “Trust”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Trustee is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Trustee’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

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

In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2012 of the Trust and our report dated March 15, 2013 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Trust’s basis of accounting.

/s/ Deloitte & Touche LLP

Austin, Texas
March 15, 2013

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Trust has no directors or executive officers. The Trustee is a corporate trustee that may be removed by the affirmative vote of the holders of not less than a majority of the outstanding Trust units at a meeting at which a quorum is present.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act of 1934 requires the holders of more than 10 percent of the Trust units to file with the SEC reports regarding their ownership and changes in ownership of the Trust units. The Trustee is not aware of any 10 percent unitholder having failed to comply with all Section 16(a) filing requirements in 2012.

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

Item 11. Executive Compensation

During the year ended December 31, 2012 the Trustee received administrative fees from the Trust in the amount of $160,000. The Trust does not have any executive officers, directors or employees. Because the Trust does not have a board of directors, it does not have a compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

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

Item 13. Certain Relationships, Related Transactions and Director Independence

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

Capital Expenditures

During the year ended December 31, 2012, Whiting incurred capital expenditures of $6.8 million on the underlying properties. These capital expenditures are the costs net to Whiting’s interest in the wells and which are related to the drilling and completing of oil and gas wells, capital workovers, facility upgrades and well recompletions that are performed to secure production from new horizons. Pursuant to the conveyance agreement, such expenditures were not deducted from gross proceeds or the distributions in 2012 but may have the effect of ultimately accelerating the receipt of NPI net proceeds and thereby benefiting the Trust unitholders by accelerating their return on investment. The Trust cannot provide any assurance that this will continue to occur or that future capital expenditures will be consistent with historical levels.

Operating Overhead

Pursuant to the terms of the applicable operating agreements, Whiting deducts from the gross proceeds an overhead fee to operate those underlying properties for which Whiting has been designated as the operator. Additionally, for those underlying properties for which Whiting is the operator but for which there is no operating agreement, Whiting deducts from the gross proceeds an overhead fee calculated in the same manner Whiting allocates overhead to other similarly owned properties, as is customary in the oil and gas industry. The operating overhead activities include various engineering, legal, and administrative functions. For the year ended December 31, 2012, the Trust’s portion of the monthly charge totaled $1.7 million and averaged $419 per month per active operated well. The fee is adjusted annually pursuant to COPAS guidelines and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers.

Administrative Services

Under the terms of the administrative services agreement, the Trust pays a quarterly administration fee of $50,000 to Whiting 60 days following the end of each calendar quarter. General and administrative expenses in the Trust’s statements of distributable income for the year ended December 31, 2012 include $200,000 for quarterly administrative fees paid to Whiting.

The administrative services agreement will expire upon the termination of the net profits interest unless earlier terminated by mutual agreement of the Trustee and Whiting.

Trustee Administration Fee

Under the terms of the Trust agreement, the Trust pays an annual administrative fee to the Trustee of $160,000, paid in four quarterly installments of $40,000 each and is billed in arrears. General and administrative expenses in the Trust’s statements of distributable income for the year ended December 31, 2012 include $160,000 for quarterly administrative fees paid to the Trustee.

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

Item 14. Principal Accountant Fees and Services

The Trust does not have an audit committee. Any pre-approval and approval of all services performed by the principal auditor or any other professional service firms and related fees are granted by the Trustee. The Trustee has appointed Deloitte & Touche, LLP (“Deloitte”) as the independent registered public accounting firm to audit the Trust’s financial statements for the fiscal year ended December 31, 2013. During fiscal 2012 and 2011, Deloitte served as the Trust’s independent registered public accounting firm.

The following table presents the aggregate fees billed to the Trust for the fiscal years ended December 31, 2012 and 2011 by Deloitte (dollars in thousands):

	2012	2011
Audit fees (1)	$190	$190
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total fees	$190	$190

(1)	Fees for audit services in 2012 and 2011 consisted of the audit of the Trust’s annual financial statements and reviews of the Trust’s quarterly financial statements.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

Refer to the Index of Whiting USA Trust I Financial Statements included in Item 8 of this Annual Report on Form 10-K for a list of all financial statements filed as part of this report.

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

March 15, 2013

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

Appendix 1

Cawley, Gillespie & Associates, Inc.

PETROLEUM CONSULTANTS

13640 BRIARWICK DRIVE, SUITE 100	306 WEST SEVENTH STREET, SUITE 302	1000 LOUISIANA STREET, SUITE 625
AUSTIN, TEXAS 78729-1707	FORT WORTH, TEXAS 76102-4987	HOUSTON, TEXAS 77002-5008
512-249-7000	817-336-2461	713-651-9944

January 11, 2013

Whiting USA Trust I

1700 Broadway, Suite 2300

Denver, Colorado 80290-2300

Re:	Evaluation Summary – SEC Price
Whiting USA Trust I Underlying Properties Proved Producing Reserves Certain Properties Located in Various States As of December 31, 2012

Pursuant to the Guidelines of the Securities and Exchange Commission for Reporting Corporate Reserves and Future Net Revenue

Gentlemen:

As requested, we are submitting our estimates of proved producing reserves and forecasts of economics attributable to the underlying properties, from which a net profits interest has been formed and conveyed by Whiting Petroleum Corporation to the Whiting USA Trust I. These certain oil and gas properties are located in North Dakota, Texas, Oklahoma, Arkansas, Montana, Wyoming, Michigan, New Mexico, Alabama, Louisiana, Colorado, Kansas, Utah and Mississippi. Also included in the table below are the proved reserves attributable to the same underlying properties estimated to be produced by June 30, 2015, which is the estimated date of termination for Whiting USA Trust I. This report, completed January 11, 2013 covers 100% of the proved producing reserves estimated for Whiting USA Trust I. This report includes results for an SEC pricing scenario. The results of this evaluation are presented in the accompanying tabulations, with a composite summary presented below:

		Proved Developed Producing
		Underlying Properties Full Economic Life	Underlying Properties Reserves Estimated to be Produced By June 30, 2015

Net Reserves
Oil	- Mbbl	7,799.6	1,473.8
Gas	- MMcf	16,273.9	4,416.8
NGL	- Mbbl	301.5	134.1
Equivalent*	- Mbbl	10,813.4	2,344.1
Revenue
Oil	- M$	672,464.9	127,302.8
Gas	- M$	50,533.5	13,555.7
NGL	- M$	12,817.4	5,259.9
Severance Taxes	- M$	54,927.6	11,404.1
Ad Valorem Taxes	- M$	9,452.0	1,795.0
Operating Expenses	- M$	328,260.3	47,358.7
Investments	- M$	0.0	0.0
Net Operating Income	- M$	343,175.8	85,560.5
Discounted @ 10%	- M$	188,728.4	76,614.6

*Calculated based on an energy equivalent that one Bbl of crude oil equals six Mcf of natural gas and one Bbl of crude oil equals one Bbl of natural gas liquids.

The discounted cash flow value shown in the previous table should not be construed to represent an estimate of the fair market value by Cawley, Gillespie & Associates, Inc.

Hydrocarbon Pricing

As requested for the SEC scenario, initial WTI spot oil and Henry Hub Gas Daily prices of $94.71 per bbl and $2.76 per MMBtu, respectively, were adjusted individually to WTI posted pricing at $91.32 per bbl and Houston Ship Channel pricing at $2.71 per MMBtu, as of December 31, 2012. Further adjustments were applied on a lease level basis for oil price differentials, gas price differentials and heating values as furnished by your office. Prices were not escalated in the SEC scenario. The average adjusted prices used in the estimation of proved producing reserves for the underlying properties full economic life were $86.22 per bbl of oil, $42.52 per bbl of natural gas liquids and $3.11 per mcf of natural gas. For the proved producing reserves of the underlying properties estimated to be produced by June 30, 2015, the average adjusted prices were $86.38 per bbl of oil, $39.22 per bbl of natural gas liquids and $3.07 per mcf of natural gas.

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

SEC Conformance Regulations

The reserve classifications and the economic considerations used herein conform to the criteria of the SEC as defined on pages 3 and 4 of the Appendix. The reserves and economics are predicated on regulatory agency classifications, rules, policies, laws, taxes and royalties currently in effect except as noted herein. The possible effects of changes in legislation or other Federal or State restrictive actions which could affect the reserves and economics have not been considered. However, we do not anticipate nor are we aware of any legislative changes or restrictive regulatory actions that may impact the recovery of reserves.

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

Table Number

Effective Date of the Evaluation

Identity of Interest Evaluated

Reserve Classification and Development Status

Operator – Property Name

Field (Reservoir) Names – County, State

FORECAST

(Columns)
(1) (11) (21)	Calendar or Fiscal years/months commencing on effective date.
(2) (3) (4)	Gross Production (8/8th) for the years/months which are economical. These are expressed as thousands of barrels (Mbbl) and millions of cubic feet (MMcf) of gas at standard conditions. Total future production, cumulative production to effective date, and ultimate recovery at the effective date are shown following the annual/monthly forecasts.
(5) (6) (7)	Net Production accruable to evaluated interest is calculated by multiplying the revenue interest times the gross production. These values take into account changes in interest and gas shrinkage.
(8)	Average (volume weighted) gross liquid price per barrel before deducting production-severance taxes.
(9)	Average (volume weighted) gross gas price per Mcf before deducting production-severance taxes.
(10)	Average (volume weighted) gross NGL price per barrel before deducting production-severance taxes.
(12)	Revenue derived from oil sales -- column (5) times column (8).
(13)	Revenue derived from gas sales -- column (6) times column (9).
(14)	Revenue derived from NGL sales -- column (7) times column (10).
(15)	Revenue derived from other sources.
(16)	Revenue derived from hedge positions.
(17)	Total Revenue – sum of column (12) through column (16).
(18)	Production-Severance taxes deducted from gross oil and NGL revenue.
(19)	Production-Severance taxes deducted from gross gas revenue.
(20)	Revenue after taxes – column (17) less column (18) and column (19).
(22)	Operating Expenses are direct operating expenses to the evaluated working interest and may include combined fixed rate administrative overhead charges for operated oil and gas producers known as COPAS.
(23)	Ad Valorem taxes.
(24)	Work-over Expenses are non-direct operating expenses and may include maintenance, well service, compressor, tubing, and pump repair.
(25)	3rd Party COPAS are combined fixed rate administrative overhead charges for non-operated oil and gas producers.
(26)	Other Deductions may include compression-gathering expenses, transportation costs and water disposal costs.

Cawley, Gillespie & Associates, Inc.

Appendix

(27)	Investments, if any, include re-completions, future drilling costs, pumping units, etc. and may include either tangible or intangible or both, and the costs for plugging and the salvage value of equipment at abandonment may be shown as negative investments at end of life.
(28) (29)	Future Net Cash Flow is column (18) less the total of column (19), column (22), column (24), column (25), column (26) and column (27). The data in column (28) are accumulated in column (29). Federal income taxes have not been considered.
(30)	Cumulative Discounted Cash Flow is calculated by discounting monthly cash flows at the specified annual rates.

MISCELLANEOUS

Input Data	• Evaluation parameters such as rates, tax percentages, and expenses are shown below columns (21-26).
Interests	• Initial and final expense and revenue interests are shown below columns (27-28).
DCF Profile	• The cash flow discounted at six different rates are shown at the bottom of columns (29-30). Interest has been compounded monthly.
Life	• The economic life of the appraised property is noted in the lower right-hand corner of the table.
Footnotes	• Well ID information or other pertinent comments may be shown in the lower left-hand footnotes.

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

Material balance. This method employs the analysis of the relationship of production and pressure performance on the premise that the reservoir volume and its initial hydrocarbon content are fixed and that this initial hydrocarbon volume and recoveries therefrom can be estimated by analyzing changes in pressure with respect to production relationships. This method requires reliable pressure and temperature data, production data, fluid analyses and knowledge of the nature of the reservoir. The material balance method is applicable to all reservoirs, but the time and expense required for its use is dependent on the nature of the reservoir and its fluids. Reserves for depletion type reservoirs can be estimated from graphs of pressures corrected for compressibility versus cumulative production, requiring only data that are usually available. Estimates for other reservoir types require extensive data and involve complex calculations most suited to computer models which makes this method generally applicable only to reservoirs where there is economic justification for its use. Reserve estimates obtained by this method are generally considered to have a degree of accuracy that is directly related to the complexity of the reservoir and the quality and quantity of data available.

Cawley, Gillespie & Associates, Inc.

Appendix

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

“(v)        Existing economic conditions include prices and costs at which economic producibility from a reservoir is to be determined. The price shall be the average price during the 12-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the

Cawley, Gillespie & Associates, Inc.

Appendix

first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.

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

Instruction 4 of Item 2(b) of Securities and Exchange Commission Regulation S-K was revised January 1, 2010 to state that “a registrant engaged in oil and gas producing activities shall provide the information required by Subpart 1200 of Regulation S–K.” This is relevant in that Instruction 2 to paragraph (a)(2) states: “The registrant is permitted, but not required, to disclose probable or possible reserves pursuant to paragraphs (a)(2)(iv) through (a)(2)(vii) of this Item.”

Cawley, Gillespie & Associates, Inc.

Appendix

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

Cawley, Gillespie & Associates, Inc.

Appendix

Cawley, Gillespie & Associates, Inc.

PETROLEUM CONSULTANTS

9601 AMBERGLEN BLVD., SUITE 117	306 WEST SEVENTH STREET, SUITE 302	1000 LOUISIANA STREET, SUITE 625
AUSTIN, TEXAS 78729-1106	FORT WORTH, TEXAS 76102-4987	HOUSTON, TEXAS 77002-5008
512-249-7000	817-336-2461	713-651-9944

Professional Qualifications of Robert D. Ravnaas, P.E.

President of Cawley, Gillespie & Associates

Mr. Ravnaas has been a Petroleum Consultant for Cawley, Gillespie & Associates (CG&A) since 1983, and became President in 2011. He has completed numerous field studies, reserve evaluations and reservoir simulation, waterflood design and monitoring, unit equity determinations and producing rate studies. He has testified before the Texas Railroad Commission in unitization and field rules hearings. Prior to CG&A he worked as a Production Engineer for Amoco Production Company. Mr. Ravnaas received a B.S. with special honors in Chemical Engineering from the University of Colorado at Boulder, and a M.S. in Petroleum Engineering from the University of Texas at Austin. He is a registered professional engineer in Texas, No. 61304, and a member of the Society of Petroleum Engineers (SPE), the Society of Petroleum Evaluation Engineers, the American Association of Petroleum Geologists and the Society of Professional Well Log Analysts.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1*	Certificate of Trust of Whiting USA Trust I [Incorporated herein by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (Registration No. 333-147543)].

3.2*

Amended and Restated Trust Agreement, dated April 30, 2008, among Whiting Oil and Gas Corporation, Equity Oil Company (subsequently merged into Whiting Oil and Gas Corporation), The Bank of New York Mellon Trust Company, N.A. (formerly known as (f/k/a) The Bank of New York Trust Co., N.A.) as Trustee and Wilmington Trust Company as Delaware Trustee [Incorporated herein by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed on April 30, 2008 (File No. 001-34026)].

10.1*

Conveyance of Net Profits Interest, dated April 30, 2008, from Whiting Oil and Gas Corporation and Equity Oil Company (subsequently merged into Whiting Oil and Gas Corporation) to The Bank of New York Mellon Trust Company, N.A. (f/k/a The Bank of New York Trust Co., N.A.) as Trustee of Whiting USA Trust I [Incorporated herein by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on April 30, 2008 (File No. 001-34026)].

10.2*

Administrative Services Agreement, dated April 30, 2008, by and between Whiting Oil and Gas Corporation and The Bank of New York Mellon Trust Company, N.A. (f/k/a The Bank of New York Trust Co., N.A.) as Trustee of Whiting USA Trust I [Incorporated herein by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed on April 30, 2008 (File No. 001-34026)].

10.3*

Registration Rights Agreement, dated April 30, 2008, by and between Whiting Petroleum Corporation and The Bank of New York Mellon Trust Company, N.A. (f/k/a The Bank of New York Trust Co., N.A.) as Trustee of Whiting USA Trust I [Incorporated herein by reference to Exhibit 10.3 to the Trust’s Current Report on Form 8-K filed on April 30, 2008 (File No. 001-34026)].

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	Report of Cawley, Gillespie & Associates, Inc., Independent Petroleum Engineers dated January 11, 2013 (included as Appendix 1 of this Annual Report on Form 10-K).

(* Asterisk indicates exhibit previously filed with the SEC and incorporated herein by reference.)