Form 10-Q
period 2013-03-31
WHITING USA TRUST I
filed 2013-05-10
CIK 1417003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2013

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

As of May 10, 2013, 13,863,889 Units of Beneficial Interest in Whiting USA Trust I were outstanding.

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

“FASB ASC” The Financial Accounting Standards Board Accounting Standards Codification.

“February 2012 distribution” The cash distribution to Trust unitholders of record on February 17, 2012 that was paid on February 29, 2012.

“February 2013 distribution” The cash distribution to Trust unitholders of record on February 19, 2013 that was paid on March 1, 2013.

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

“May 2013 distribution” The cash distribution to Trust unitholders of record on May 20, 2013 which is payable on or before May 30, 2013.

“MBbl” One thousand barrels of crude oil or other liquid hydrocarbons.

“MBOE” One thousand BOE.

“Mcf” One thousand standard cubic feet of natural gas.

“MMBOE” One million BOE.

“MMBtu” One million Btu.

“MMcf” One million standard cubic feet of natural gas.

“net profits interest” or “NPI” A nonoperating interest that creates a share in gross production from an operating or working interest in oil and natural gas properties. The share is measured by net profits from the sale of production after deducting costs associated with that production.

“net wells” The sum of the fractional working interests owned in gross wells, as the case may be.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WHITING USA TRUST I

Statements of Assets, Liabilities and Trust Corpus (Unaudited)

(In thousands, except unit data)

	March 31, 2013	December 31, 2012
ASSETS
Cash and short-term investments	$171	$227
Investment in net profits interest, net	27,702	31,055

Total assets	$27,873	$31,282

LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses	$171	$227
Trust corpus (13,863,889 Trust units issued and outstanding at March 31, 2013 and December 31, 2012)	27,702	31,055

Total liabilities and Trust corpus	$27,873	$31,282

Statements of Distributable Income (Unaudited)

(In thousands, except distributable income per unit data)

	Three Months Ended March 31,
	2013	2012
Income from net profits interest	$8,174	$10,247
General and administrative expenses	(156)	(213)
Cash reserves used (withheld) for current Trust expenses	56	38
State income tax withholding	(66)	(70)

Distributable income	$8,008	$10,002

Distributable income per unit	$0.577618	$0.721468

Statements of Changes in Trust Corpus (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2013	2012
Trust corpus, beginning of period	$31,055	$46,593
Distributable income	8,008	10,002
Distributions to unitholders	(8,008)	(10,002)
Amortization of investment in net profits interest	(3,353)	(4,233)

Trust corpus, end of period	$27,702	$42,360

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

The NPI is passive in nature, and the Trustee has no management control over and no responsibility relating to the operation of the underlying properties. The NPI entitles the Trust to receive 90% of the net proceeds from the sale of production from the underlying properties. The NPI will terminate when 9.11 MMBOE have been produced and sold from the underlying properties (which amount is the equivalent of 8.20 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the NPI), and the Trust will soon thereafter wind up its affairs and terminate, after which it will pay no further distributions. As of March 31, 2013 on a cumulative accrual basis, 6.36 MMBOE (77%) of the Trust’s total 8.20 MMBOE have been produced and sold and a cumulative reserve quantity of 0.02 MMBOE have been sold in divestitures. The remaining reserve quantities are projected to be produced by June 30, 2015, based on the reserve report for the underlying properties as of December 31, 2012. The Trust’s Annual Report on Form 10-K includes additional information on the Trust’s reserves as of December 31, 2012.

The Trustee can authorize the Trust to borrow money to pay Trust administrative or incidental expenses that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from the Trustee, Whiting, or the Delaware Trustee as a lender provided that the terms of the loan are similar to the terms it would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. The Trustee may also deposit funds awaiting distribution in an account with itself, which may be a non-interest bearing account, and make other short-term investments with the funds distributed to the Trust.

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

2. BASIS OF ACCOUNTING

Interim Financial Statements — The accompanying unaudited financial information has been prepared by the Trustee in accordance with the instructions to the Quarterly Report on Form 10-Q. The accompanying financial information is prepared on a comprehensive basis of accounting other than GAAP. The Trustee believes that the information furnished reflects all adjustments (consisting of normal and recurring adjustments) which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The Trust’s 2012 Annual Report on Form 10-K includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report on Form 10-Q. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

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

Recent Accounting Pronouncements — There were no accounting pronouncements issued during the three months ended March 31, 2013 applicable to the Trust or its financial statements.

3. INVESTMENT IN NET PROFITS INTEREST

Whiting Oil and Gas conveyed the NPI to the Trust in exchange for 13,863,889 Trust units. The investment in net profits interest was recorded at the historical cost basis of Whiting on April 30, 2008, the date of conveyance, and was determined to be $123.6 million, of which $111.2 million (90% of the NPI) was attributed to the Trust. As of March 31, 2013 and December 31, 2012, accumulated amortization of the investment in net profits interest was $83.5 million and $80.2 million, respectively.

4. INCOME TAXES

The Trust is a grantor trust and therefore is not subject to federal income taxes. Accordingly, no recognition has been given to federal income taxes in the Trust’s financial statements. The Trust unitholders are treated as the owners of Trust income and corpus, and the entire taxable income of the Trust is reported by the Trust unitholders on their respective tax returns.

For Montana state income tax purposes, Whiting must withhold from its NPI payments to the Trust, an amount equal to 6% of the net amount payable to the Trust from the sale of oil and gas in Montana. For Alabama, Arkansas, Colorado, Kansas, Louisiana, Michigan, Mississippi, New Mexico, North Dakota, Oklahoma and Utah, neither the Trust nor Whiting is withholding the income tax due such states on distributions made to an individual resident or nonresident Trust unitholder, as long as the Trust is taxed as a grantor trust under the Internal Revenue Code.

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

6. RELATED PARTY TRANSACTIONS

Capital Expenditures — During the three months ended March 31, 2013, Whiting incurred $1.1 million of capital expenditures on the underlying properties. These capital expenditures are the costs net to Whiting’s interest in the wells and which are related to the drilling and completing of oil and gas wells, capital workovers, facility upgrades and well recompletions that are performed to secure production from new horizons. Pursuant to the terms of the conveyance agreement, such expenditures were not deducted from gross proceeds or the Trust distributions, but they may have the effect of ultimately accelerating the receipt of NPI net proceeds and thereby benefiting the Trust unitholders by accelerating their return on investment. The Trust cannot provide any assurance that this will continue to occur or that future capital expenditures will be consistent with historical levels.

Operating Overhead — Pursuant to the terms of the applicable joint operating agreements, Whiting deducts from the gross proceeds an overhead fee to operate those underlying properties for which Whiting has been designated as the operator. Additionally, with respect to those underlying properties for which Whiting is the operator but where there is no operating agreement in place, Whiting deducts from the gross proceeds an overhead fee calculated in the same manner that Whiting allocates overhead to other similarly owned properties, which is customary practice in the oil and gas industry. Operating overhead activities include various engineering, legal and administrative functions. The fee is adjusted annually pursuant to COPAS guidelines and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers. The following table presents the Trust’s portion of these overhead charges for the distributions made during the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Total overhead charges	$432,683	$420,922
Overhead charge per month per active operated well	$417	$403

Administrative Services Fee — Under the terms of the administrative services agreement, the Trust pays a quarterly administration fee of $50,000 to Whiting 60 days following the end of each calendar quarter. General and administrative expenses in the Trust’s statements of distributable income for the three months ended March 31, 2013 and 2012 each include $50,000 for quarterly administrative fees paid to Whiting.

Trustee Administrative Fee — Under the terms of the Trust agreement, the Trust pays an annual administrative fee to the Trustee of $160,000, paid in four quarterly installments of $40,000 each and is billed in arrears. General and administrative expenses in the Trust’s statements of distributable income for the three months ended March 31, 2013 and 2012 each include $40,000 for quarterly administrative fees paid to the Trustee.

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

7. SUBSEQUENT EVENT

On May 7, 2013, the Trustee announced the Trust distribution of net profits for the first quarterly payment period in 2013. Unitholders of record on May 20, 2013 are expected to receive a distribution amounting to $6.3 million or $0.453290 per Trust unit, which is payable on or before May 30, 2013. This distribution is expected to consist of net cash proceeds of $6.6 million paid by Whiting to the Trust, less a provision of $300,000 for estimated Trust expenses and $45,042 for Montana state income tax withholdings.

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

The following review of the Trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto, as well as the Trustee’s discussion and analysis contained in the Trust’s 2012 Annual Report on Form 10-K. The Trust’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available on the SEC’s website www.sec.gov.

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including without limitation the statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. No assurance can be given that such expectations will prove to have been correct. When used in this document, the words “believes,” “expects,” “anticipates,” “projects,” “intends” or similar expressions are intended to identify such forward-looking statements. The following important factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q, could affect the future results of the energy industry in general, and Whiting and the Trust in particular, and could cause actual results to differ materially from those expressed in such forward-looking statements:

•	the effect of changes in commodity prices and conditions in the capital markets;

•	uncertainty of estimates of oil and natural gas reserves and production;

•	risks incident to the operation of oil and natural gas wells;

•	future production costs;

•	the inability to access oil and natural gas markets due to market conditions or operational impediments;

•	failure of the underlying properties to yield oil or natural gas in commercially viable quantities;

•	the effect of existing and future laws and regulatory actions;

•	competition in the energy industry;

•	inflation or deflation; and

•	other risks described under the caption “Risk Factors” in the Trust’s 2012 Annual Report on Form 10-K.

All subsequent written and oral forward-looking statements attributable to Whiting or the Trust or persons acting on behalf of Whiting or the Trust are expressly qualified in their entirety by these factors. The Trustee assumes no obligation, and disclaims any duty, to update these forward-looking statements.

Overview and Trust Termination

The Trust does not conduct any operations or activities. The Trust’s purpose is, in general, to hold the NPI, to distribute to unitholders cash that the Trust receives in respect of the NPI, and to perform certain administrative functions in respect of the NPI and the Trust units. The Trust derives substantially all of its income and cash flows from the NPI, which was in turn subject to commodity hedge contracts through December 31, 2012 (which hedging effects impacted the February 2013 distribution to unitholders but will cease thereafter). The NPI entitles the Trust to receive 90% of the net proceeds from the sale of production from the underlying properties.

Oil and gas prices historically have been volatile and may fluctuate widely in the future. The table below highlights these price trends by listing quarterly average NYMEX crude oil and natural gas prices for the periods indicated through December 31, 2012. The

February 2013 distribution is mainly affected, however, by October 2012 through December 2012 oil prices and September 2012 through November 2012 natural gas prices.

	2011				2012
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Crude Oil (per Bbl)	$94.25	$102.55	$89.81	$94.02	$102.94	$93.51	$92.19	$88.20
Natural Gas (per MMBtu)	$4.10	$4.32	$4.20	$3.54	$2.72	$2.21	$2.81	$3.41

Although oil prices fell significantly after reaching highs in the third quarter of 2008, they experienced a rebound in 2010, 2011 and 2012. Natural gas prices have likewise fallen significantly since their peak in the third quarter of 2008 and were particularly low in 2012, but have begun to increase in recent months. The following table highlights the settled monthly average NYMEX prices for natural gas for January 2012 through April 2013:

	2012												2013
	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sep.	Oct.	Nov.	Dec.	Jan.	Feb.	Mar.	Apr.
Natural Gas (per MMBtu)	$3.08	$2.68	$2.41	$2.19	$2.03	$2.42	$2.77	$3.01	$2.63	$3.06	$3.47	$3.71	$3.35	$3.23	$3.43	$3.98

Lower oil and gas prices on production from the underlying properties could cause the following: (i) a reduction in the amount of net proceeds to which the Trust is entitled; (ii) a reduction in the amount of oil, natural gas and natural gas liquids that is economic to produce from the underlying properties; and (iii) an extension of the length of time required to produce 9.11 MMBOE (8.20 MMBOE at the 90% NPI) due to some wells thereby reaching their economic limits sooner. Alternatively, higher oil and natural gas prices may potentially result in an increase in the amount of oil, natural gas and natural gas liquids that is economic to produce from the underlying properties. All costless collar hedge contracts Whiting entered into, and in turn conveyed to the Trust, terminated as of December 31, 2012 (which hedging effects impacted the February 2013 distribution to unitholders but will cease thereafter) and no additional hedges are allowed to be placed on the Trust assets. Consequently, for production applicable to quarterly payment periods after the February 2013 distribution, there will be no cash settlement gains or losses on commodity derivatives, and the Trust will have increased exposure to oil and natural gas price volatility.

Trust termination. The NPI will terminate when 9.11 MMBOE have been produced and sold from the underlying properties (which amount is equivalent to 8.20 MMBOE attributable to the NPI), and the Trust will soon thereafter wind up its affairs and terminate, after which it will pay no further distributions. Since the assets of the Trust are depleting assets, a portion of each cash distribution paid on the Trust units should be considered by investors as a return of capital, with the remainder being considered as a return on investment. As a result, the market price of the Trust units will decline to zero at termination of the Trust. As of March 31, 2013 on a cumulative accrual basis, 6.36 MMBOE (77%) of the Trust’s total 8.20 MMBOE have been produced and sold (of which proceeds from the sale of 246 MBOE, which is 90% of 273 MBOE, will be distributed to unitholders in the Trust’s forthcoming May 2013 distribution) and a cumulative reserve quantity of 0.02 MMBOE have been divested. For additional discussion relating to, and of the assumptions underlying, the estimated date when 9.11 MMBOE (8.20 MMBOE at the 90% NPI) will be produced and sold from the underlying properties, after which the Trust will soon thereafter wind up its affairs and terminate, see “Description of the Underlying Properties” in Item 2 of the Trust’s 2012 Annual Report on Form 10-K.

Results of Trust Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

The following is a summary of income from net profits interest received by the Trust for the three months ended March 31, 2013 and 2012, consisting of the February distribution for each respective year (dollars in thousands, except per Bbl, per Mcf and per BOE amounts):

	Three Months Ended March 31,
	2013	2012
Sales volumes:
Oil from underlying properties (Bbl) (a)	184,257 (b)	183,896 (c)
Natural gas from underlying properties (Mcf)	647,344 (b)	729,451 (c)

Total production (BOE)	292,148	305,471

	Three Months Ended March 31,
	2013	2012
Average sales prices:
Oil (per Bbl) (a)	$77.86	$82.32
Effect of oil hedges on average price (per Bbl) (d)	-	-

Oil net of hedging (per Bbl)	$77.86	$82.32

Natural gas (per Mcf)	$3.08	$3.97
Effect of natural gas hedges on average price (per Mcf) (d)	2.13	1.98

Natural gas net of hedging (per Mcf)	$5.21	$5.95

Costs (per BOE):
Lease operating expenses	$25.58	$22.33
Production taxes	$3.99	$4.17
Revenues:
Oil sales (a)	$14,347 (b)	$15,139 (c)
Natural gas sales	1,992 (b)	2,897 (c)

Total revenues	16,339	18,036

Costs:
Lease operating expenses	7,472	6,822
Production taxes	1,166	1,274
Cash settlement gains received on commodity derivatives (d)	(1,381)	(1,445)

Total costs	7,257	6,651

Net proceeds	9,082	11,385
Net profits percentage	90%	90%

Income from net profits interest	$8,174	$10,247

(a)	Oil includes natural gas liquids.

(b)

Oil and gas sales volumes and related revenues for the three months ended March 31, 2013 (consisting of Whiting’s February 2013 distribution to the Trust) generally represent crude oil production from October 2012 through December 2012 and natural gas production from September 2012 through November 2012.

(c)

Oil and gas sales volumes and related revenues for the three months ended March 31, 2012 (consisting of Whiting’s February 2012 distribution to the Trust) generally represent crude oil production from October 2011 through December 2011 and natural gas production from September 2011 through November 2011.

(d)

Commodity derivative contracts that settled from October through December 2012 provided cash receipts of $1.4 million ($1.2 million to the 90% NPI) which were included in the February 2013 distribution to Trust unitholders. As discussed below, all hedges terminated as of the February 2013 distribution presented above.

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

Revenues. Oil and natural gas revenues decreased $1.7 million or 9% for the three months ended March 31, 2013 as compared to the same period in 2012. Revenues are a function of oil and natural gas sales prices and production volumes sold. The decrease in revenue between periods was due to lower sales prices realized for oil and natural gas and lower natural gas production volumes during the first quarter of 2013 as compared to the first quarter of 2012. The average price for oil before the effects of hedging decreased 5% between periods, and the average price for gas before the effects of hedging decreased 22%. Gas sales volumes decreased 11% or 82 MMcf during the first quarter of 2013 compared to the same period in 2012, while oil sales volumes remained consistent between periods. Gas volume decreases during the first quarter of 2013 were primarily related to normal field production decline. This gas volume decline was also impacted between reporting periods by differences in timing associated with revenues distributed and received from non-operated properties. Oil production volumes remained relatively consistent between periods primarily due to two recently drilled oil wells that came online during the last twelve months, which effect was offset by normal field production decline. In the December 31, 2012 reserve report, natural gas production attributable to the underlying properties is estimated to decline at rates ranging from 11% to 13% annually from 2013 through the estimated June 30, 2015 NPI termination date, while oil production is estimated to decline at approximately 9% annually over this same time period.

Lease Operating Expenses. Lease operating expenses (“LOE”) increased $0.7 million or 10% during the first three months of 2013 compared to the first three months of 2012, primarily due to an increase of $0.5 million in plug and abandonment charges and a $0.2 million increase in the cost of oilfield goods and services between periods. The increase in overall LOE coupled with the decrease in overall production volumes between periods resulted in an increase in LOE on a per BOE basis of 15%, from $22.33 during the first three months of 2012 to $25.58 for the same period in 2013.

Production Taxes. Production taxes are typically calculated as a percentage of oil and natural gas revenues before the effects of hedging, and production taxes as a percent of revenues remained consistent at 7.1% for the first three months of 2013 and 2012. Overall production taxes for the three months ended March 31, 2013 decreased, however, by $0.1 million or 8% compared to the same period in 2012.

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

Cash settlements relating to these hedges resulted in a gain of $1.4 million for the three months ended March 31, 2013, which had the effect of increasing the average price of natural gas by $2.13 per Mcf for that period, and cash settlements relating to these hedges also resulted in a gain of $1.4 million for the three months ended March 31, 2012, which had the effect of increasing the average price of natural gas by $1.98 per Mcf for that period. As a result, the total net price of natural gas of $5.21 per Mcf and $5.95 per Mcf that the Trust received for the three months ended March 31, 2013 and 2012, respectively, included premiums of 41% and 33%, respectively, related to the effects of hedging for those same periods. However, all hedge related pricing impacts will cease after the February 2013 distribution presented above, while the Trust’s oil and gas reserves are currently projected to terminate in June 2015 based on the Trust’s December 31, 2012 reserve report. Therefore, no commodity price hedges will impact future Trust distributions beginning with the May 2013 distribution through Trust termination, which has the effect of increasing the Trust’s exposure to oil and natural gas price volatility.

General and Administrative Expenses. During the first three months of 2013, the Trust’s general and administrative expenses decreased by $0.1 million as compared to the same period in 2012 due to differences in timing as to when certain administrative invoices were received and paid by the Trustee.

Distributable Income. For the three months ended March 31, 2013, the Trust’s distributable income was $8.0 million and was based on income from net profits interest of $8.2 million, reduced by Trust general and administrative costs of $0.2 million and Montana state income tax withholdings of $0.1 million, and adjusted for changes in Trust cash reserves. This compares to distributable income of $10.0 million for the first three months of 2012, which was based on income from net profits interest of $10.2 million, reduced by $0.2 million of Trust administrative expenses and $0.1 million in Montana state income tax withholdings, and adjusted for changes in Trust cash reserves.

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

Although capital expenditures for the testing, drilling, completion, equipping, plugging back or recompletion of any well that is a part of the underlying properties cannot be deducted from gross proceeds pursuant to the terms of the conveyance agreement, Whiting incurred capital expenditures of $1.1 million on the underlying properties during the three months ended March 31, 2013. Such expenditures were not deducted from gross proceeds or Trust distributions, but they may have the effect of ultimately accelerating the receipt of NPI net proceeds and thereby benefiting the Trust unitholders by accelerating their return on investment. The Trust cannot provide any assurance that this will continue to occur or that future capital expenditures will be consistent with historical levels.

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

Future Trust Distributions to Unitholders

On May 7, 2013, the Trustee announced the Trust distribution of net profits for the first quarterly payment period in 2013. Unitholders of record on May 20, 2013 are expected to receive a distribution amounting to $6.3 million or $0.453290 per Trust unit, which is payable on or before May 30, 2013. This distribution is expected to consist of net cash proceeds of $6.6 million paid by Whiting to the Trust, less a provision of $300,000 for estimated Trust expenses and $45,042 for Montana state income tax withholdings.

New Accounting Pronouncements

There were no accounting pronouncements issued during the three months ended March 31, 2013 applicable to the Trust or its financial statements.

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2012. There have been no significant changes to the critical accounting policies during the three months ended March 31, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Hedge Contracts

The primary asset of and source of income to the Trust is the term NPI, which generally entitles the Trust to receive 90% of the net proceeds from oil and gas production from the underlying properties. Consequently, the Trust is exposed to market risk from fluctuations in oil and gas prices. Through the February 2013 distribution, however, the NPI was subject to commodity hedge contracts in the form of costless collars entered into by Whiting, which reduced the NPI’s exposure to commodity price volatility. The revenues derived from the underlying properties depend substantially on prevailing crude oil, natural gas and natural gas liquid prices. As a result, commodity prices also affect the amount of cash flow available for distribution to the Trust unitholders. Lower prices may also reduce the amount of oil, natural gas and natural gas liquids that Whiting can economically produce. Whiting sells the oil, natural gas and natural gas liquid production from the underlying properties under floating market price contracts each month. Whiting entered into certain hedge contracts through December 31, 2012 (which had effects extending through the February 2013 distribution to unitholders) to manage the exposure to crude oil and natural gas price volatility, which is associated with revenues generated from the underlying properties, and to achieve more predictable cash flows. However, all hedging contracts terminated as of December 31, 2012, which effects in turn terminated as of the February 2013 distribution. No additional hedges are allowed to be placed on Trust assets, nor can the Trust enter into derivative contracts for speculative or trading purposes.

Crude oil costless collar arrangements settle based on the average of the closing settlement price for each commodity business day in the contract period. Natural gas costless collar arrangements settle based on the closing settlement price on the second to last scheduled trading day of the month prior to delivery. In a collar arrangement, the counterparty is required to make a payment to Whiting for the difference between the fixed floor price and the settlement price if the settlement price is below the fixed floor price. Whiting is required to make a payment to the hedge counterparty for the difference between the fixed ceiling price and the settlement price if the settlement price is above the fixed ceiling price. The amount received by Whiting from the counterparty upon settlements of the hedge contracts reduced the operating expenses related to the underlying properties when calculating net proceeds. Commodity derivative contracts that settled from October through December 2012 provided cash receipts of $1.2 million (90% of $1.4 million) which were included in the February 2013 distribution to Trust unitholders.

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

Due to the contractual arrangements of (i) the Trust agreement and (ii) the conveyance of the NPI, the Trustee relies on (A) information provided by Whiting, including historical operating data, plans for future operating and capital expenditures, reserve information and information relating to projected production, and (B) conclusions and reports regarding reserves by the Trust’s independent reserve engineers. For a description of certain risks relating to these arrangements and risks relating to the Trustee’s reliance on information reported by Whiting and included in the Trust’s results of operations, see the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, Item 1A. Risk Factors “The Trust and the Trust unitholders have no voting or managerial rights with respect to the underlying properties. As a result, neither the Trust nor the unitholders have any ability to influence the operation of the underlying properties”.

Changes in Internal Control over Financial Reporting. During the quarter ended March 31, 2013, there has been no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Whiting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. No material change to such risk factors has occurred during the three months ended March 31, 2013.

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

Date: May 10, 2013

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