Form 10-Q
period 2013-06-30
WHITING USA TRUST I
filed 2013-08-09
CIK 1417003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2013

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

As of August 9, 2013, 13,863,889 Units of Beneficial Interest in Whiting USA Trust I were outstanding.

GLOSSARY OF CERTAIN DEFINITIONS

The following are definitions of significant terms used in this report:

“August 2013 distribution” The cash distribution to Trust unitholders of record on August 19, 2013 which is payable on or before August 29, 2013.

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

“May 2012 distribution” The cash distribution to Trust unitholders of record on May 20, 2012 (which resulted in an actual effective record date of May 18, 2012 due to May 20th falling on a non-trading day) that was paid on May 30, 2012.

“May 2013 distribution” The cash distribution to Trust unitholders of record on May 20, 2013 that was paid on May 30, 2013.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WHITING USA TRUST I

Statements of Assets, Liabilities and Trust Corpus (Unaudited)

(In thousands, except unit data)

	June 30, 2013	December 31, 2012
ASSETS
Cash and short-term investments	$167	$227
Investment in net profits interest, net	24,567	31,055

Total assets	$24,734	$31,282

LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses	$167	$227
Trust corpus (13,863,889 Trust units issued and outstanding at June 30, 2013 and December 31, 2012)	24,567	31,055

Total liabilities and Trust corpus	$24,734	$31,282

Statements of Distributable Income (Unaudited)

(In thousands, except distributable income per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Income from net profits interest	$6,629	$10,285	$14,803	$20,532
General and administrative expenses	(304)	(263)	(460)	(476)
Cash reserves used (withheld) for current Trust expenses	4	88	60	126
State income tax withholding	(45)	(81)	(111)	(151)

Distributable income	$6,284	$10,029	$14,292	$20,031

Distributable income per unit	$0.453290	$0.723387	$1.030908	$1.444855

Statements of Changes in Trust Corpus (Unaudited) (In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Trust corpus, beginning of period	$27,702	$42,360	$31,055	$46,593
Distributable income	6,284	10,029	14,292	20,031
Distributions to unitholders	(6,284)	(10,029)	(14,292)	(20,031)
Amortization of investment in net profits interest	(3,135)	(4,116)	(6,488)	(8,349)

Trust corpus, end of period	$24,567	$38,244	$24,567	$38,244

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

The NPI is passive in nature, and the Trustee has no management control over and no responsibility relating to the operation of the underlying properties. The NPI entitles the Trust to receive 90% of the net proceeds from the sale of production from the underlying properties. The NPI will terminate when 9.11 MMBOE have been produced and sold from the underlying properties (which amount is the equivalent of 8.20 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the NPI), and the Trust will soon thereafter wind up its affairs and terminate, after which it will pay no further distributions. As of June 30, 2013 on a cumulative accrual basis, 6.61 MMBOE (81%) of the Trust’s total 8.20 MMBOE have been produced and sold and a cumulative reserve quantity of 0.02 MMBOE have been sold in divestitures. The remaining reserve quantities are projected to be produced by June 30, 2015, based on the reserve report for the underlying properties as of December 31, 2012. The Trust’s Annual Report on Form 10-K includes additional information on the Trust’s reserves as of December 31, 2012.

The Trustee can authorize the Trust to borrow money to pay Trust administrative or incidental expenses that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from the Trustee, Whiting, or the Delaware Trustee as a lender provided that the terms of the loan are similar to the terms it would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. The Trustee may also deposit funds awaiting distribution in an account with itself, which may be a non-interest bearing account, and make other short-term investments with the funds distributable to the Trust.

Initial Issuance of Trust Units and Net Profits Interest Conveyance — In April 2008, the Trust issued 13,863,889 Trust units to Whiting in exchange for the conveyance of the term NPI, which is described above, from Whiting Oil and Gas. Immediately thereafter, Whiting completed an initial public offering of units of beneficial interest in the Trust, selling 11,677,500 Trust units to the public. Whiting retained, and has continued to retain, an ownership in 2,186,389 Trust units, or 15.8% of the total Trust units issued and outstanding.

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

Recent Accounting Pronouncements — There were no accounting pronouncements issued during the six months ended June 30, 2013 applicable to the Trust or its financial statements.

3. INVESTMENT IN NET PROFITS INTEREST

Whiting Oil and Gas conveyed the NPI to the Trust in exchange for 13,863,889 Trust units. The investment in net profits interest was recorded at the historical cost basis of Whiting on April 30, 2008, the date of conveyance, and was determined to be $123.6 million, of which $111.2 million (90% of the NPI) was attributed to the Trust. As of June 30, 2013 and December 31, 2012, accumulated amortization of the investment in net profits interest was $86.7 million and $80.2 million, respectively.

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

6. RELATED PARTY TRANSACTIONS

Capital Expenditures — During the three and six months ended June 30, 2013, Whiting incurred $1.2 million and $2.3 million, respectively, of capital expenditures on the underlying properties. These capital expenditures are the costs net to Whiting’s interest in the wells and which are related to the drilling and completing of oil and gas wells, capital workovers, facility upgrades and well recompletions that are performed to secure production from new horizons. Pursuant to the terms of the conveyance agreement, such expenditures were not deducted from gross proceeds or the Trust distributions, but they may have the effect of ultimately accelerating the receipt of NPI net proceeds and thereby benefiting the Trust unitholders by accelerating their return on investment. The Trust cannot provide any assurance that this will continue to occur or that future capital expenditures will be consistent with historical levels.

Operating Overhead — Pursuant to the terms of the applicable joint operating agreements, Whiting deducts from the gross proceeds an overhead fee to operate those underlying properties for which Whiting has been designated as the operator. Additionally, with respect to those underlying properties for which Whiting is the operator but where there is no operating agreement in place, Whiting deducts from the gross proceeds an overhead fee calculated in the same manner that Whiting allocates overhead to other similarly owned properties, which is customary practice in the oil and gas industry. Operating overhead activities include various engineering, legal and administrative functions. The fee is adjusted annually pursuant to COPAS guidelines and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers. The following table presents the Trust’s portion of these overhead charges for the distributions made during the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total overhead charges	$449,538	$426,345	$882,222	$847,267
Overhead charge per month per active operated well	$433	$408	$425	$406

Administrative Services Fee — Under the terms of the administrative services agreement, the Trust pays a quarterly administration fee of $50,000 to Whiting 60 days following the end of each calendar quarter. General and administrative expenses in the Trust’s statements of distributable income for the three and six months ended June 30, 2013 include $50,000 and $100,000, respectively, for quarterly administrative fees paid to Whiting. General and administrative expenses in the Trust’s statements of distributable income for the three and six months ended June 30, 2012 include $50,000 and $100,000, respectively, for quarterly administrative fees paid to Whiting.

Trustee Administrative Fee — Under the terms of the Trust agreement, the Trust pays an annual administrative fee to the Trustee of $160,000, paid in four quarterly installments of $40,000 each and is billed in arrears. General and administrative expenses in the Trust’s statements of distributable income for the three and six months ended June 30, 2013 include $40,000 and $80,000, respectively, for quarterly administrative fees paid to the Trustee. General and administrative expenses in the Trust’s statements of distributable income for the three and six months ended June 30, 2012 include $40,000 and $80,000, respectively, for quarterly administrative fees paid to the Trustee.

Letter of Credit — In February 2011, Whiting established a $1.0 million letter of credit for the Trustee in order to provide it with a mechanism to pay the operating expenses of the Trust, in the event that Whiting should fail to lend funds to the Trust if requested to do so by the Trustee. This letter of credit will not be used to fund NPI distributions to unitholders, and Whiting has no obligation to lend funds to the Trust. If the Trustee were to draw on the letter of credit or borrow funds from Whiting or otherwise, no further distributions would be made to unitholders until all such amounts have been repaid by the Trust.

7. SUBSEQUENT EVENT

On August 7, 2013, the Trustee announced the Trust distribution of net profits for the second quarterly payment period in 2013. Unitholders of record on August 19, 2013 are expected to receive a distribution of $0.533550 per Trust unit, which is payable on or before August 29, 2013. This aggregate distribution to all Trust unitholders is expected to consist of net cash proceeds of $7.7 million paid by Whiting to the Trust, less a provision of $225,000 for estimated Trust expenses and $46,185 for Montana state income tax withholdings.

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

Overview and Trust Termination

The Trust does not conduct any operations or activities. The Trust’s purpose is, in general, to hold the NPI, to distribute to unitholders cash that the Trust receives in respect of the NPI, and to perform certain administrative functions in respect of the NPI and the Trust units. The Trust derives substantially all of its income and cash flows from the NPI, which was in turn subject to commodity hedge contracts through December 31, 2012 (which hedging effects impacted the February 2013 distribution to unitholders and ceased thereafter). The NPI entitles the Trust to receive 90% of the net proceeds from the sale of production from the underlying properties.

Oil and gas prices historically have been volatile and may fluctuate widely in the future. The table below highlights these price trends by listing quarterly average NYMEX crude oil and natural gas prices for the periods indicated through June 30, 2013. The May 2013 distribution in the second quarter of 2013 was mainly affected, however, by January 2013 through March 2013 oil prices and December 2012 through February 2013 natural gas prices.

	2011				2012				2013
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2
Crude Oil (per Bbl)	$94.25	$102.55	$89.81	$94.02	$102.94	$93.51	$92.19	$88.20	$94.34	$94.23
Natural Gas (per MMBtu)	$4.10	$4.32	$4.20	$3.54	$2.72	$2.21	$2.81	$3.41	$3.34	$4.10

Lower oil and gas prices on production from the underlying properties could cause the following: (i) a reduction in the amount of net proceeds to which the Trust is entitled; (ii) a reduction in the amount of oil, natural gas and natural gas liquids that is economic to produce from the underlying properties; and (iii) an extension of the length of time required to produce 9.11 MMBOE (8.20 MMBOE at the 90% NPI) due to some wells thereby reaching their economic limits sooner. Alternatively, higher oil and natural gas prices may potentially result in an increase in the amount of oil, natural gas and natural gas liquids that is economic to produce from the underlying properties. All costless collar hedge contracts Whiting entered into, and in turn conveyed to the Trust, terminated as of December 31, 2012 (which hedging effects impacted the February 2013 distribution to unitholders and ceased thereafter) and no additional hedges are allowed to be placed on the Trust assets. Consequently, for production applicable to quarterly payment periods after the February 2013 distribution, there will be no cash settlement gains or losses on commodity derivatives, and the Trust will have increased exposure to oil and natural gas price volatility.

Trust termination. The NPI will terminate when 9.11 MMBOE have been produced and sold from the underlying properties (which amount is equivalent to 8.20 MMBOE attributable to the NPI), and the Trust will soon thereafter wind up its affairs and terminate, after which it will pay no further distributions. Since the assets of the Trust are depleting assets, a portion of each cash distribution paid on the Trust units should be considered by investors as a return of capital, with the remainder being considered as a return on investment or yield. As a result, the market price of the Trust units will decline to zero at termination of the Trust. As of June 30, 2013 on a cumulative accrual basis, 6.61 MMBOE (81%) of the Trust’s total 8.20 MMBOE have been produced and sold (of which proceeds from the sale of 255 MBOE, which is 90% of 284 MBOE, will be distributed to unitholders in the Trust’s forthcoming August 2013 distribution) and a cumulative reserve quantity of 0.02 MMBOE have been divested. For additional discussion relating to, and of the assumptions underlying, the estimated date when 9.11 MMBOE (8.20 MMBOE at the 90% NPI) will be produced and sold from the underlying properties, after which the Trust will soon thereafter wind up its affairs and terminate, see “Description of the Underlying Properties” in Item 2 of the Trust’s 2012 Annual Report on Form 10-K.

Results of Trust Operations

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

The following is a summary of income from net profits interest received by the Trust for the six months ended June 30, 2013 and 2012, consisting of the February and May distributions for each respective year (dollars in thousands, except per Bbl, per Mcf and per BOE amounts):

	Six Months Ended June 30,
	2013		2012
Sales volumes:
Oil from underlying properties (Bbl) (a)	351,789	(b)	372,136	(c)
Natural gas from underlying properties (Mcf)	1,280,770	(b)	1,385,389	(c)

Total production (BOE)	565,251		603,034
Average sales prices:
Oil (per Bbl) (a)	$78.80		$84.29
Effect of oil hedges on average price (per Bbl) (d)	—		—

Oil net of hedging (per Bbl)	$78.80		$84.29

Natural gas (per Mcf)	$3.29		$3.66
Effect of natural gas hedges on average price (per Mcf) (d)	1.08		2.31

Natural gas net of hedging (per Mcf)	$4.37		$5.97

	Six Months Ended June 30,
	2013		2012
Costs (per BOE):
Lease operating expenses	$25.85		$23.63
Production taxes	$3.99		$4.26
Revenues:
Oil sales (a)	$27,721	(b)	$31,367	(c)
Natural gas sales	4,211	(b)	5,065	(c)

Total revenues	31,932		36,432

Costs:
Lease operating expenses	14,610		14,250
Production taxes	2,255		2,571
Cash settlement gains received on commodity derivatives (d)	(1,381)		(3,202)

Total costs	15,484		13,619

Net proceeds	16,448		22,813
Net profits percentage	90%		90%

Income from net profits interest	$14,803		$20,532

(a)	Oil includes natural gas liquids.
(b)

Oil and gas sales volumes and related revenues for the six months ended June 30, 2013 (consisting of Whiting’s February 2013 distribution and May 2013 distribution to the Trust) generally represent crude oil production from October 2012 through March 2013 and natural gas production from September 2012 through February 2013.

(c)

Oil and gas sales volumes and related revenues for the six months ended June 30, 2012 (consisting of Whiting’s February 2012 distribution and May 2012 distribution to the Trust) generally represent crude oil production from October 2011 through March 2012 and natural gas production from September 2011 through February 2012.

(d)

Commodity derivative contracts that settled from October through December 2012 provided cash receipts of $1.4 million ($1.2 million to the 90% NPI) which were included in the February 2013 distribution to Trust unitholders. Commodity derivatives that settled from October 2011 through March 2012 provided cash receipts of $3.2 million ($2.9 million to the 90% NPI) which were included in the February 2012 distribution and May 2012 distribution to Trust unitholders. As discussed below, all hedges terminated as of the February 2013 distribution.

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

Revenues. Oil and natural gas revenues decreased $4.5 million or 12% for the six months ended June 30, 2013 as compared to the same period in 2012. Revenues are a function of oil and natural gas sales prices and production volumes sold. The decrease in revenue between periods was due to lower sales prices realized for oil and natural gas and lower oil and natural gas production volumes during the first half of 2013 as compared to the first half of 2012. The average price for oil decreased 7% between periods, and the average price for gas before the effects of hedging decreased 10%. Oil sales volumes decreased 5% or 20 MBbls, and gas sales volumes decreased 8% or 105 MMcf during the first six months of 2013 compared to the same period in 2012. Both of these volume decreases were primarily related to normal field production decline but were also impacted between reporting periods by differences in timing associated with revenues distributed and received from non-operated properties. The oil volume decline was partially offset by oil production increases from three recently drilled oil wells that came online during the last twelve months. In the December 31, 2012 reserve report, natural gas production attributable to the underlying properties is estimated to decline at rates ranging from 11% to 13% annually from 2013 through the estimated June 30, 2015 NPI termination date, while oil production is estimated to decline at approximately 9% annually over this same time period.

Lease Operating Expenses. Lease operating expenses (“LOE”) increased $0.4 million or 3% during the first six months of 2013 compared to the first six months of 2012, primarily due to an increase of $0.2 million in higher labor costs on Whiting-operated properties and a $0.2 million increase in the cost of oilfield goods and services between periods. The increase in overall LOE coupled with the decrease in overall production volumes between periods resulted in an increase in LOE on a per BOE basis of 9%, from $23.63 during the first half of 2012 to $25.85 for the same period in 2013. LOE per BOE may be subject to increases in the future as overall production rates decline at a faster rate than fixed and semi-variable costs attributable to the underlying properties.

Production Taxes. Production taxes are typically calculated as a percentage of oil and natural gas revenues before the effects of hedging, and production taxes as a percent of revenues remained consistent at 7.1% for the first half of 2013 and 2012. Overall production taxes for the six months ended June 30, 2013 decreased, however, by $0.3 million or 12% compared to the same period in 2012, primarily due to lower oil and gas sales revenue between periods.

Cash Settlements on Commodity Derivatives. In connection with Whiting’s conveyance of the net profits interest to the Trust, Whiting entered into certain costless collar hedge contracts in order to reduce the Trust’s exposure to commodity price volatility. If market prices were lower than a collar’s price floor when the cash settlement amount was calculated, Whiting received cash proceeds from the contract counterparty. Conversely, if market prices were higher than a collar’s price ceiling when the cash settlement amount was calculated, Whiting was required to pay the contract counterparty.

Cash settlements relating to these hedges resulted in a gain of $1.4 million for the six months ended June 30, 2013, which had the effect of increasing the average price of natural gas by $1.08 per Mcf for that period, and cash settlements relating to these hedges also resulted in a gain of $3.2 million for the six months ended June 30, 2012, which had the effect of increasing the average price of natural gas by $2.31 per Mcf for that period. As a result, the total net price of natural gas of $4.37 per Mcf and $5.97 per Mcf that the Trust received for the six months ended June 30, 2013 and 2012, respectively, included premiums of 25% and 39%, respectively, related to the effects of hedging for those same periods. However, all hedge related pricing impacts ceased after the February 2013 distribution, which is included in the results of trust operations for the six months ended June 30, 2013 presented above, while the Trust’s oil and gas reserves are currently projected to terminate in June 2015 based on the Trust’s December 31, 2012 reserve report. Therefore, no commodity price hedges were in effect during the quarterly payment period covered by the May 2013 distribution, nor will there be hedges in effect during any future Trust distributions through Trust termination, which has the effect of increasing the Trust’s exposure to oil and natural gas price volatility.

General and Administrative Expenses. For the six months ended June 30, 2013 and 2012, the Trust’s general and administrative expenses remained consistent at $0.5 million for each respective period.

Distributable Income. For the six months ended June 30, 2013, the Trust’s distributable income was $14.3 million and was based on income from net profits interest of $14.8 million, reduced by Trust general and administrative costs of $0.5 million and Montana state income tax withholdings of $0.1 million, and adjusted for changes in Trust cash reserves. This compares to distributable income of $20.0 million for the first six months of 2012, which was based on income from net profits interest of $20.5 million, reduced by $0.5 million of Trust administrative expenses and $0.2 million in Montana state income tax withholdings, and adjusted for changes in Trust cash reserves.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

The following is a summary of income from net profits interest received by the Trust for the three months ended June 30, 2013 and 2012, consisting of the May distribution for each respective year (dollars in thousands, except per Bbl, per Mcf and per BOE amounts):

	Three Months Ended June 30,
	2013		2012
Sales volumes:
Oil from underlying properties (Bbl) (a)	167,532	(b)	188,240	(c)
Natural gas from underlying properties (Mcf)	633,426	(b)	655,938	(c)

Total production (BOE)	273,103		297,563
Average sales prices:
Oil (per Bbl) (a)	$79.83		$86.21
Effect of oil hedges on average price (per Bbl) (d)	—		—

Oil net of hedging (per Bbl)	$79.83		$86.21

	Three Months Ended June 30,
	2013		2012
Natural gas (per Mcf)	$3.50		$3.31
Effect of natural gas hedges on average price (per Mcf) (d)	—		2.67

Natural gas net of hedging (per Mcf)	$3.50		$5.98

Costs (per BOE):
Lease operating expenses	$26.14		$24.96
Production taxes	$3.99		$4.36
Revenues:
Oil sales (a)	$13,374	(b)	$16,228	(c)
Natural gas sales	2,219	(b)	2,168	(c)

Total revenues	15,593		18,396

Costs:
Lease operating expenses	7,138		7,428
Production taxes	1,089		1,297
Cash settlement gains received on commodity derivatives (d)	—		(1,756)

Total costs	8,227		6,969

Net proceeds	7,366		11,427
Net profits percentage	90%		90%

Income from net profits interest	$6,629		$10,285

(a)	Oil includes natural gas liquids.
(b)

Oil and gas sales volumes and related revenues for the three months ended June 30, 2013 (consisting of Whiting’s May 2013 distribution to the Trust) generally represent crude oil production from January 2013 through March 2013 and natural gas production from December 2012 through February 2013.

(c)

Oil and gas sales volumes and related revenues for the three months ended June 30, 2012 (consisting of Whiting’s May 2012 distribution to the Trust) generally represent crude oil production from January 2012 through March 2012 and natural gas production from December 2011 through February 2012.

(d)	As discussed below, all hedges terminated as of the February 2013 distribution.

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

Revenues. Oil and natural gas revenues decreased $2.8 million or 15% for the three months ended June 30, 2013 as compared to the same period in 2012. Revenues are a function of oil and natural gas sales prices and production volumes sold. The decrease in revenue between periods was due to lower sales prices realized for oil and lower oil and natural gas production volumes, partially offset by a higher sales price realized for natural gas during the second quarter of 2013 as compared to the second quarter of 2012. The average price for oil decreased 7% between periods, while the average price for gas before the effects of hedging increased 6%. Oil sales volumes decreased 11% or 21 MBbls, and gas sales volumes decreased 3% or 23 MMcf during the second quarter of 2013 compared to the same period in 2012. Both of these volume decreases were primarily related to normal field production decline, and were also impacted between reporting periods by differences in timing associated with revenues distributed and received from non-operated properties. In the December 31, 2012 reserve report, natural gas production attributable to the underlying properties is estimated to decline at rates ranging from 11% to 13% annually from 2013 through the estimated June 30, 2015 NPI termination date, while oil production is estimated to decline at approximately 9% annually over this same time period.

Lease Operating Expenses. LOE decreased $0.3 million or 4% during the second quarter of 2013 compared to the second quarter of 2012, primarily due to a decrease of $0.4 million in plug and abandonment charges, partially offset by a $0.1 million increase in the cost of oilfield goods and services between periods. LOE on a per BOE basis, however, increased 5% from $24.96 during the second quarter of 2012 to $26.14 for the same period in 2013. This higher LOE rate was mainly due to overall production declining at a faster rate than the fixed and semi-variable costs attributable to the underlying properties.

Production Taxes. Production taxes are typically calculated as a percentage of oil and natural gas revenues before the effects of hedging, and production taxes as a percent of revenues remained relatively consistent at 7.0% and 7.1% for the second quarter of 2013 and 2012, respectively. Overall production taxes for the three months ended June 30, 2013 decreased, however, by $0.2 million or 16% compared to the same period in 2012, primarily due to lower oil sales revenue between periods.

Cash Settlements on Commodity Derivatives. In connection with Whiting’s conveyance of the net profits interest to the Trust, Whiting entered into certain costless collar hedge contracts in order to reduce the Trust’s exposure to commodity price volatility. If market prices were lower than a collar’s price floor when the cash settlement amount was calculated, Whiting received cash proceeds from the contract counterparty. Conversely, if market prices were higher than a collar’s price ceiling when the cash settlement amount was calculated, Whiting was required to pay the contract counterparty.

All hedges terminated as of December 31, 2012, and all hedge related pricing impacts ceased after the February 2013 distribution. Thus, there were no hedges in effect or related cash settlements during the second quarter of 2013. Cash settlements relating to these hedges resulted in a gain of $1.8 million for the second quarter of 2012, however, which had the effect of increasing the average price of natural gas by $2.67 per Mcf for that period. As a result, the total net price of natural gas of $5.98 per Mcf that the Trust received for the three months ended June 30, 2012 included a premium of 45% related to the effects of hedging for that period. Although the hedges terminated as of the February 2013 distribution, the Trust’s oil and gas reserves are currently projected to terminate in June 2015 based on the Trust’s December 31, 2012 reserve report. Therefore, no commodity price hedges will impact future Trust distributions through Trust termination, which has the effect of increasing the Trust’s exposure to oil and natural gas price volatility.

General and Administrative Expenses. For the three months ended June 30, 2013 and 2012, the Trust’s general and administrative expenses remained consistent at $0.3 million for each respective period.

Distributable Income. For the three months ended June 30, 2013, the Trust’s distributable income was $6.3 million and was based on income from net profits interest of $6.6 million, reduced by Trust general and administrative costs of $0.3 million and Montana state income tax withholdings of $0.05 million, and adjusted for changes in Trust cash reserves. This compares to distributable income of $10.0 million for the second quarter of 2012, which was based on income from net profits interest of $10.3 million, reduced by $0.3 million of Trust administrative expenses and $0.1 million in Montana state income tax withholdings, and adjusted for changes in Trust cash reserves.

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

Although capital expenditures for the testing, drilling, completion, equipping, plugging back or recompletion of any well that is a part of the underlying properties cannot be deducted from gross proceeds pursuant to the terms of the conveyance agreement, Whiting incurred capital expenditures of $2.3 million on the underlying properties during the six months ended June 30, 2013. Such expenditures were not deducted from gross proceeds or Trust distributions, but they may have the effect of ultimately accelerating the receipt of NPI net proceeds and thereby benefiting the Trust unitholders by accelerating their return on investment. The Trust cannot provide any assurance that this will continue to occur or that future capital expenditures will be consistent with historical levels.

In February 2011, Whiting established a $1.0 million letter of credit for the Trustee in order to provide a mechanism for the Trustee to pay the operating expenses of the Trust, in the event that Whiting should fail to lend funds to the Trust if requested to do so by the Trustee. This letter of credit will not be used to fund NPI distributions to unitholders, and Whiting has no obligation to lend funds to the Trust. If the Trustee were to draw on the letter of credit or borrow funds from Whiting or otherwise, no further distributions would be made to unitholders until all such amounts have been repaid by the Trust.

The Trust does not have any transactions, arrangements or other relationships with unconsolidated entities or persons that could materially affect the Trust’s liquidity or the availability of capital resources.

Future Trust Distributions to Unitholders

On August 7, 2013, the Trustee announced the Trust distribution of net profits for the second quarterly payment period in 2013. Unitholders of record on August 19, 2013 are expected to receive a distribution of $0.533550 per Trust unit, which is payable on or before August 29, 2013. This aggregate distribution to all Trust unitholders is expected to consist of net cash proceeds of $7.7 million paid by Whiting to the Trust, less a provision of $225,000 for estimated Trust expenses and $46,185 for Montana state income tax withholdings.

New Accounting Pronouncements

There were no accounting pronouncements issued during the six months ended June 30, 2013 applicable to the Trust or its financial statements.

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2012. There have been no significant changes to the critical accounting policies during the six months ended June 30, 2013.

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

Crude oil costless collar arrangements settle based on the average of the closing settlement price for each commodity business day in the contract period. Natural gas costless collar arrangements settle based on the closing settlement price on the second to last scheduled trading day of the month prior to delivery. In a collar arrangement, the counterparty is required to make a payment to Whiting for the difference between the fixed floor price and the settlement price if the settlement price is below the fixed floor price. Whiting was required to make a payment to the hedge counterparty for the difference between the fixed ceiling price and the settlement price if the settlement price was above the fixed ceiling price. The amount received by Whiting from the counterparty upon settlements of the hedge contracts reduced the operating expenses related to the underlying properties when calculating net proceeds. Commodity derivative contracts that settled from October through December 2012 provided cash receipts of $1.2 million (90% of $1.4 million) which were included in the February 2013 distribution to Trust unitholders.

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

Changes in Internal Control over Financial Reporting. During the quarter ended June 30, 2013, there has been no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Whiting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. No material change to such risk factors has occurred during the six months ended June 30, 2013.

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

Date: August 9, 2013

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