Form 10-Q
period 2013-09-30
WHITING USA TRUST I
filed 2013-11-08
CIK 1417003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2013

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

As of November 8, 2013, 13,863,889 Units of Beneficial Interest in Whiting USA Trust I were outstanding.

GLOSSARY OF CERTAIN DEFINITIONS

The following are definitions of significant terms used in this report:

“August 2012 distribution” The cash distribution to Trust unitholders of record on August 20, 2012 that was paid on August 29, 2012.

“August 2013 distribution” The cash distribution to Trust unitholders of record on August 19, 2013 that was paid on August 29, 2013.

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

“November 2013 distribution” The cash distribution to Trust unitholders of record on November 19, 2013 which is payable on or before November 29, 2013.

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

“workover” Operations on a producing well to restore or increase production.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

WHITING USA TRUST I

Statements of Assets, Liabilities and Trust Corpus (Unaudited)

(In thousands, except unit data)

	September 30, 2013	December 31, 2012
ASSETS
Cash and short-term investments	$212	$227
Investment in net profits interest, net	21,312	31,055

Total assets	$21,524	$31,282

LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses	$212	$227
Trust corpus (13,863,889 Trust units issued and outstanding at September 30, 2013 and December 31, 2012)	21,312	31,055

Total liabilities and Trust corpus	$21,524	$31,282

Statements of Distributable Income (Unaudited)

(In thousands, except distributable income per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Income from net profits interest	$7,668	$9,844	$22,471	$30,376
General and administrative expenses	(180)	(186)	(640)	(662)
Cash reserves used (withheld) for current Trust expenses	(45)	(59)	15	67
State income tax withholding	(46)	(49)	(157)	(200)

Distributable income	$7,397	$9,550	$21,689	$29,581

Distributable income per unit	$0.533550	$0.688853	$1.564458	$2.133708

Statements of Changes in Trust Corpus (Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Trust corpus, beginning of period	$24,567	$38,244	$31,055	$46,593
Distributable income	7,397	9,550	21,689	29,581
Distributions to unitholders	(7,397)	(9,550)	(21,689)	(29,581)
Amortization of investment in net profits interest	(3,255)	(3,727)	(9,743)	(12,076)

Trust corpus, end of period	$21,312	$34,517	$21,312	$34,517

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

The NPI is passive in nature, and the Trustee has no management control over and no responsibility relating to the operation of the underlying properties. The NPI entitles the Trust to receive 90% of the net proceeds from the sale of production from the underlying properties. The NPI will terminate when 9.11 MMBOE have been produced and sold from the underlying properties (which amount is the equivalent of 8.20 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the NPI), and the Trust will soon thereafter wind up its affairs and terminate, after which it will pay no further distributions. As of September 30, 2013 on a cumulative accrual basis, 6.86 MMBOE (84%) of the Trust’s total 8.20 MMBOE have been produced and sold and a cumulative reserve quantity of 0.02 MMBOE have been sold in divestitures. The remaining reserve quantities are projected to be produced by June 30, 2015, based on the reserve report for the underlying properties as of December 31, 2012. The Trust’s Annual Report on Form 10-K includes additional information on the Trust’s reserves as of December 31, 2012.

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

Recent Accounting Pronouncements — There were no accounting pronouncements issued during the nine months ended September 30, 2013 applicable to the Trust or its financial statements.

3. INVESTMENT IN NET PROFITS INTEREST

Whiting Oil and Gas conveyed the NPI to the Trust in exchange for 13,863,889 Trust units. The investment in net profits interest was recorded at the historical cost basis of Whiting on April 30, 2008, the date of conveyance, and was determined to be $123.6 million, of which $111.2 million (90% of the NPI) was attributed to the Trust. As of September 30, 2013 and December 31, 2012, accumulated amortization of the investment in net profits interest was $89.9 million and $80.2 million, respectively.

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

6. RELATED PARTY TRANSACTIONS

Capital Expenditures — During the three and nine months ended September 30, 2013, Whiting incurred $11.1 million and $13.4 million, respectively, of capital expenditures on the underlying properties. These capital expenditures are the costs net to Whiting’s interest in the wells and which are related to the drilling and completing of oil and gas wells, capital workovers, facility upgrades and well recompletions that are performed to secure production from new horizons. Pursuant to the terms of the conveyance agreement, such expenditures were not deducted from gross proceeds or the Trust distributions, but they may have the effect of ultimately accelerating the receipt of NPI net proceeds and thereby benefiting the Trust unitholders by accelerating their return on investment. The Trust cannot provide any assurance that this will continue to occur or that future capital expenditures will be consistent with historical levels.

Operating Overhead — Pursuant to the terms of the applicable joint operating agreements, Whiting deducts from the gross proceeds an overhead fee to operate those underlying properties for which Whiting has been designated as the operator. Additionally, with respect to those underlying properties for which Whiting is the operator but where there is no operating agreement in place, Whiting deducts from the gross proceeds an overhead fee calculated in the same manner that Whiting allocates overhead to other similarly owned properties, which is customary practice in the oil and gas industry. Operating overhead activities include various engineering, legal and administrative functions. The fee is adjusted annually pursuant to COPAS guidelines and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers. The following table presents the Trust’s portion of these overhead charges for the distributions made during the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total overhead charges	$454,988	$447,310	$1,337,210	$1,294,577
Overhead charge per month per active operated well	$438	$428	$429	$413

Administrative Services Fee — Under the terms of the administrative services agreement, the Trust pays a quarterly administration fee of $50,000 to Whiting 60 days following the end of each calendar quarter. General and administrative expenses in the Trust’s statements of distributable income for the three and nine months ended September 30, 2013 include $50,000 and $150,000, respectively, for quarterly administrative fees paid to Whiting. General and administrative expenses in the Trust’s statements of distributable income for the three and nine months ended September 30, 2012 include $50,000 and $150,000, respectively, for quarterly administrative fees paid to Whiting.

Trustee Administrative Fee — Under the terms of the Trust agreement, the Trust pays an annual administrative fee to the Trustee of $160,000, paid in four quarterly installments of $40,000 each and is billed in arrears. General and administrative expenses in the Trust’s statements of distributable income for the three and nine months ended September 30, 2013 include $40,000 and $120,000, respectively, for quarterly administrative fees paid to the Trustee. General and administrative expenses in the Trust’s statements of distributable income for the three and nine months ended September 30, 2012 include $40,000 and $120,000, respectively, for quarterly administrative fees paid to the Trustee.

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

7. SUBSEQUENT EVENT

On November 7, 2013, the Trustee announced the Trust distribution of net profits for the third quarterly payment period in 2013. Unitholders of record on November 19, 2013 are expected to receive a distribution of $0.592105 per Trust unit, which is payable on or before November 29, 2013. This aggregate distribution to all Trust unitholders is expected to consist of net cash proceeds of $8.4 million paid by Whiting to the Trust, less a provision of $140,000 for estimated Trust expenses and $64,891 for Montana state income tax withholdings.

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

Oil and gas prices historically have been volatile and may fluctuate widely in the future. The table below highlights these price trends by listing quarterly average NYMEX crude oil and natural gas prices for the periods indicated through September 30, 2013. The August 2013 distribution in the third quarter of 2013 was mainly affected, however, by April 2013 through June 2013 oil prices and March 2013 through May 2013 natural gas prices.

	2011				2012				2013
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3
Crude Oil (per Bbl)	$94.25	$102.55	$89.81	$94.02	$102.94	$93.51	$92.19	$88.20	$94.34	$94.23	$105.82
Natural Gas (per MMBtu)	$4.10	$4.32	$4.20	$3.54	$2.72	$2.21	$2.81	$3.41	$3.34	$4.10	$3.58

Lower oil and gas prices on production from the underlying properties could cause the following: (i) a reduction in the amount of net proceeds to which the Trust is entitled; and (ii) a reduction in the amount of oil, natural gas and natural gas liquids that is economic to produce from the underlying properties causing an extension of the length of time required to produce 9.11 MMBOE (8.20 MMBOE at the 90% NPI). All costless collar hedge contracts Whiting entered into, and in turn conveyed to the Trust, terminated as of December 31, 2012 (which hedging effects impacted the February 2013 distribution to unitholders and ceased thereafter) and no additional hedges are allowed to be placed on the Trust assets. Consequently, for production applicable to quarterly payment periods after the February 2013 distribution, there will be no cash settlement gains or losses on commodity derivatives, and the Trust will have increased exposure to oil and natural gas price volatility.

Trust Termination. The NPI will terminate when 9.11 MMBOE have been produced and sold from the underlying properties (which amount is equivalent to 8.20 MMBOE attributable to the NPI), and the Trust will soon thereafter wind up its affairs and terminate, after which it will pay no further distributions. Since the assets of the Trust are depleting assets, a portion of each cash distribution paid on the Trust units should be considered by investors as a return of capital, with the remainder being considered as a return on investment or yield. As a result, the market price of the Trust units will decline to zero at termination of the Trust. As of September 30, 2013 on a cumulative accrual basis, 6.86 MMBOE (84%) of the Trust’s total 8.20 MMBOE have been produced and sold (of which proceeds from the sale of 260 MBOE, which is 90% of 288 MBOE, will be distributed to unitholders in the Trust’s forthcoming November 2013 distribution) and a cumulative reserve quantity of 0.02 MMBOE have been divested. The remaining reserve quantities are projected to be produced by June 30, 2015, based on the reserve report for the underlying properties as of December 31, 2012. For additional discussion relating to, and of the assumptions underlying, the estimated date when 9.11 MMBOE (8.20 MMBOE at the 90% NPI) will be produced and sold from the underlying properties, after which the Trust will soon thereafter wind up its affairs and terminate, see “Description of the Underlying Properties” in Item 2 of the Trust’s 2012 Annual Report on Form 10-K.

Establishment of Reserves. The Trust agreement authorizes the Trustee to establish a cash reserve for the payment of any liability that is contingent or uncertain in amount or that is not otherwise currently due and payable. In preparation for the termination of the Trust, the Trustee expects to establish a cash reserve for the payment of expenses after the final distribution to unitholders. The reserve may be funded from time to time beginning with the first distribution expected to be made in 2014, or may be funded largely or entirely from the final distribution to be made to unitholders. The aggregate amount of any such reserve is not expected to be material to the distributions expected to be made during the remainder of the Trust’s existence. In any case, however, any final distribution to unitholders will be subject to the prior payment of all expenses and liabilities of the Trust, and to the establishment and funding of any reserves the Trustee deems appropriate for contingent liabilities.

Results of Trust Operations

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

The following is a summary of income from net profits interest received by the Trust for the nine months ended September 30, 2013 and 2012, consisting of the February, May and August distributions for each respective year (dollars in thousands, except per Bbl, per Mcf and per BOE amounts):

	Nine Months Ended September 30,
	2013		2012
Sales volumes:
Oil from underlying properties (Bbl) (a)	529,156	(b)	572,419	(c)
Natural gas from underlying properties (Mcf)	1,917,885	(b)	2,132,098	(c)

Total production (BOE)	848,804		927,769
Average sales prices:
Oil (per Bbl) (a)	$79.52		$82.61
Effect of oil hedges on average price (per Bbl) (d)	—		—

Oil net of hedging (per Bbl)	$79.52		$82.61

Natural gas (per Mcf)	$3.41		$3.31
Effect of natural gas hedges on average price (per Mcf) (d)	0.72		2.21

Natural gas net of hedging (per Mcf)	$4.13		$5.52

Costs (per BOE):
Lease operating expenses	$25.54		$23.28
Production taxes	$3.95		$3.99
Revenues:
Oil sales (a)	$42,077	(b)	$47,285	(c)
Natural gas sales	6,536	(b)	7,066	(c)

Total revenues	48,613		54,351

Costs:
Lease operating expenses	21,674		21,597
Production taxes	3,352		3,701
Cash settlement gains received on commodity derivatives (d)	(1,381)		(4,699)

Total costs	23,645		20,599

Net proceeds	24,968		33,752
Net profits percentage	90%		90%

Income from net profits interest	$22,471		$30,376

(a)	Oil includes natural gas liquids.
(b)

Oil and gas sales volumes and related revenues for the nine months ended September 30, 2013 (consisting of Whiting’s February 2013 distribution, May 2013 distribution and August 2013 distribution to the Trust) generally represent crude oil production from October 2012 through June 2013 and natural gas production from September 2012 through May 2013.

(c)

Oil and gas sales volumes and related revenues for the nine months ended September 30, 2012 (consisting of Whiting’s February 2012 distribution, May 2012 distribution and August 2012 distribution to the Trust) generally represent crude oil production from October 2011 through June 2012 and natural gas production from September 2011 through May 2012.

(d)

Commodity derivative contracts that settled from October through December 2012 provided cash receipts of $1.4 million ($1.2 million to the 90% NPI) which were included in the February 2013 distribution to Trust unitholders. Commodity derivatives that settled from October 2011 through June 2012 provided cash receipts of $4.7 million ($4.2 million to the 90% NPI) which were included in the February 2012 distribution, May 2012 distribution and August 2012 distribution to Trust unitholders. As discussed below, all hedges terminated as of the February 2013 distribution.

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

Revenues. Oil and natural gas revenues decreased $5.7 million or 11% for the nine months ended September 30, 2013 as compared to the same period in 2012. Revenues are a function of oil and natural gas sales prices and production volumes sold. The decrease in revenue between periods was due to a lower sales price realized for oil and lower oil and natural gas production volumes, partially offset by a higher sales price realized for natural gas during the first nine months of 2013 as compared to the first nine months of 2012. The average price for oil decreased 4% between periods, while the average price for gas before the effects of hedging increased 3%. Oil sales volumes decreased 8% or 43 MBbls, and gas sales volumes decreased 10% or 214 MMcf during the first nine months of 2013 compared to the same period in 2012. Both of these volume decreases were primarily related to normal field production decline, and were also impacted between reporting periods by differences in timing associated with revenues distributed and received from non-operated properties. The oil volume decline was partially offset by oil production increases from three recently drilled oil wells that came online during the last twelve months. The gas volume decline was partially offset by well workover activity that resulted in increased gas production on such wells between periods. In the December 31, 2012 reserve report, natural gas production attributable to the underlying properties is estimated to decline at rates ranging from 11% to 13% annually from 2013 through the estimated June 30, 2015 NPI termination date, while oil production is estimated to decline at approximately 9% annually over this same time period.

Lease Operating Expenses. Lease operating expenses (“LOE”) increased $0.1 million during the first nine months of 2013 compared to the first nine months of 2012, primarily due to $0.4 million in higher labor costs on Whiting-operated properties, partially offset by a $0.3 million decrease in the cost of oilfield goods and services between periods. The increase in overall LOE coupled with the decrease in overall production volumes between periods resulted in an increase in LOE on a per BOE basis of 10%, from $23.28 during the first nine months of 2012 to $25.54 for the same period in 2013. LOE per BOE may continue to be subject to increases in the future as overall production declines at a faster rate than the fixed and semi-variable costs attributable to the underlying properties.

Production Taxes. Production taxes are typically calculated as a percentage of oil and natural gas revenues before the effects of hedging, and production taxes as a percent of revenues remained relatively consistent at 6.9% and 6.8% for the first nine months of 2013 and 2012, respectively. Overall production taxes for the nine months ended September 30, 2013 decreased, however, by $0.3 million or 9% compared to the same period in 2012, primarily due to lower oil and gas sales revenue between periods.

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

Cash settlements relating to these hedges resulted in a gain of $1.4 million for the nine months ended September 30, 2013, which had the effect of increasing the average price of natural gas by $0.72 per Mcf for that period, and cash settlements relating to these hedges also resulted in a gain of $4.7 million for the nine months ended September 30, 2012, which had the effect of increasing the average price of natural gas by $2.21 per Mcf for that period. As a result, the total net price of natural gas of $4.13 per Mcf and $5.52 per Mcf that the Trust received for the nine months ended September 30, 2013 and 2012, respectively, included premiums of 17% and 40%, respectively, related to the effects of hedging for those same periods. However, all hedge related pricing impacts ceased after the February 2013 distribution, which is included in the results of trust operations for the nine months ended September 30, 2013 presented above, while the Trust’s oil and gas reserves are currently projected to terminate in June 2015 based on the Trust’s December 31, 2012 reserve report. Therefore, no commodity price hedges were in effect during the quarterly payment periods covered by the May 2013 distribution and August 2013 distribution, nor will there be hedges in effect during any future Trust distributions through Trust termination, which has the effect of increasing the Trust’s exposure to oil and natural gas price volatility.

General and Administrative Expenses. For the nine months ended September 30, 2013 and 2012, the Trust’s general and administrative expenses remained relatively consistent at $0.6 million and $0.7 million for each respective period.

Distributable Income. For the nine months ended September 30, 2013, the Trust’s distributable income was $21.7 million and was based on income from net profits interest of $22.5 million, reduced by Trust general and administrative costs of $0.6 million and Montana state income tax withholdings of $0.2 million, and adjusted for changes in Trust cash reserves. This compares to distributable income of $29.6 million for the first nine months of 2012, which was based on income from net profits interest of $30.4 million, reduced by $0.7 million of Trust administrative expenses and $0.2 million in Montana state income tax withholdings, and adjusted for changes in Trust cash reserves.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

The following is a summary of income from net profits interest received by the Trust for the three months ended September 30, 2013 and 2012, consisting of the August distribution for each respective year (dollars in thousands, except per Bbl, per Mcf and per BOE amounts):

	Three Months Ended September 30,
	2013		2012
Sales volumes:
Oil from underlying properties (Bbl) (a)	177,367	(b)	200,283	(c)
Natural gas from underlying properties (Mcf)	637,115	(b)	746,709	(c)

Total production (BOE)	283,553		324,735
Average sales prices:
Oil (per Bbl) (a)	$80.94		$79.47
Effect of oil hedges on average price (per Bbl) (d)	—		—

Oil net of hedging (per Bbl)	$80.94		$79.47

Natural gas (per Mcf)	$3.65		$2.68
Effect of natural gas hedges on average price (per Mcf) (d)	—		2.00

Natural gas net of hedging (per Mcf)	$3.65		$4.68

Costs (per BOE):
Lease operating expenses	$24.91		$22.62
Production taxes	$3.87		$3.48
Revenues:
Oil sales (a)	$14,356	(b)	$15,917	(c)
Natural gas sales	2,326	(b)	2,001	(c)

Total revenues	16,682		17,918

Costs:
Lease operating expenses	7,065		7,347
Production taxes	1,096		1,130
Cash settlement gains received on commodity derivatives (d)	—		(1,497)

Total costs	8,161		6,980

Net proceeds	8,521		10,938
Net profits percentage	90%		90%

Income from net profits interest	$7,668		$9,844

(a)	Oil includes natural gas liquids.
(b)

Oil and gas sales volumes and related revenues for the three months ended September 30, 2013 (consisting of Whiting’s August 2013 distribution to the Trust) generally represent crude oil production from April 2013 through June 2013 and natural gas production from March 2013 through May 2013.

(c)

Oil and gas sales volumes and related revenues for the three months ended September 30, 2012 (consisting of Whiting’s August 2012 distribution to the Trust) generally represent crude oil production from April 2012 through June 2012 and natural gas production from March 2012 through May 2012.

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

Revenues. Oil and natural gas revenues decreased $1.2 million or 7% for the three months ended September 30, 2013 as compared to the same period in 2012. Revenues are a function of oil and natural gas sales prices and production volumes sold. The decrease in revenue between periods was due to lower oil and natural gas production volumes, partially offset by higher sales prices realized for oil and natural gas during the third quarter of 2013 as compared to the third quarter of 2012. The average price for oil increased 2% between periods, and the average price for gas before the effects of hedging increased 36%. Oil sales volumes decreased 11% or 23 MBbls, and gas sales volumes decreased 15% or 110 MMcf during the third quarter of 2013 compared to the same period in 2012. Both of these volume decreases were primarily related to normal field production decline, and were also impacted between reporting periods by differences in timing associated with revenues distributed and received from non-operated properties. The oil volume decline was partially offset by oil production increases from three recently drilled oil wells that came online during the last twelve months. The gas volume decline was partially offset by well workover activity that resulted in increased gas production on such wells between periods. In the December 31, 2012 reserve report, natural gas production attributable to the underlying properties is estimated to decline at rates ranging from 11% to 13% annually from 2013 through the estimated June 30, 2015 NPI termination date, while oil production is estimated to decline at approximately 9% annually over this same time period.

Lease Operating Expenses. LOE decreased $0.3 million or 4% during the third quarter of 2013 compared to the third quarter of 2012, primarily due to a decrease of $0.5 million in the cost of oilfield goods and services, partially offset by $0.2 million in higher labor costs on Whiting-operated properties. LOE on a per BOE basis, however, increased 10% from $22.62 during the third quarter of 2012 to $24.91 for the same period in 2013. This higher LOE rate was mainly due to overall production declining at a faster rate than the fixed and semi-variable costs attributable to the underlying properties.

Production Taxes. Production taxes are typically calculated as a percentage of oil and natural gas revenues before the effects of hedging, and production taxes as a percent of revenues remained relatively consistent at 6.6% and 6.3% for the third quarter of 2013 and 2012, respectively. Overall production taxes also remained relatively consistent between periods.

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

All hedges terminated as of December 31, 2012, and all hedge related pricing impacts ceased after the February 2013 distribution. Thus, there were no hedges in effect or related cash settlements during the third quarter of 2013. Cash settlements relating to these hedges resulted in a gain of $1.5 million for the third quarter of 2012, however, which had the effect of increasing the average price of natural gas by $2.00 per Mcf for that period. As a result, the total net price of natural gas of $4.68 per Mcf that the Trust received for the three months ended September 30, 2012 included a premium of 43% related to the effects of hedging for that period. Although the hedges terminated as of the February 2013 distribution, the Trust’s oil and gas reserves are currently projected to terminate in June 2015 based on the Trust’s December 31, 2012 reserve report. Therefore, no commodity price hedges will impact future Trust distributions through Trust termination, which has the effect of increasing the Trust’s exposure to oil and natural gas price volatility.

General and Administrative Expenses. For the three months ended September 30, 2013 and 2012, the Trust’s general and administrative expenses remained consistent at $0.2 million for each respective period.

Distributable Income. For the three months ended September 30, 2013, the Trust’s distributable income was $7.4 million and was based on income from net profits interest of $7.7 million, reduced by Trust general and administrative costs of $0.2 million and Montana state income tax withholdings of $0.05 million, and adjusted for changes in Trust cash reserves. This compares to distributable income of $9.6 million for the third quarter of 2012, which was based on income from net profits interest of $9.8 million, reduced by $0.2 million of Trust administrative expenses and $0.05 million in Montana state income tax withholdings, and adjusted for changes in Trust cash reserves.

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

Although capital expenditures for the testing, drilling, completion, equipping, plugging back or recompletion of any well that is a part of the underlying properties cannot be deducted from gross proceeds pursuant to the terms of the conveyance agreement, Whiting incurred capital expenditures of $13.4 million on the underlying properties during the nine months ended September 30, 2013. Such expenditures were not deducted from gross proceeds or Trust distributions, but they may have the effect of ultimately accelerating the receipt of NPI net proceeds and thereby benefiting the Trust unitholders by accelerating their return on investment. The Trust cannot provide any assurance that this will continue to occur or that future capital expenditures will be consistent with historical levels.

In February 2011, Whiting established a $1.0 million letter of credit for the Trustee in order to provide a mechanism for the Trustee to pay the operating expenses of the Trust in the event that Whiting should fail to lend funds to the Trust if requested to do so by the Trustee. This letter of credit will not be used to fund NPI distributions to unitholders, and Whiting has no obligation to lend funds to the Trust. If the Trustee were to draw on the letter of credit or borrow funds from Whiting or otherwise, no further distributions would be made to unitholders until all such amounts have been repaid by the Trust.

The Trust does not have any transactions, arrangements or other relationships with unconsolidated entities or persons that could materially affect the Trust’s liquidity or the availability of capital resources.

Future Trust Distributions to Unitholders

On November 7, 2013, the Trustee announced the Trust distribution of net profits for the third quarterly payment period in 2013. Unitholders of record on November 19, 2013 are expected to receive a distribution of $0.592105 per Trust unit, which is payable on or before November 29, 2013. This aggregate distribution to all Trust unitholders is expected to consist of net cash proceeds of $8.4 million paid by Whiting to the Trust, less a provision of $140,000 for estimated Trust expenses and $64,891 for Montana state income tax withholdings.

New Accounting Pronouncements

There were no accounting pronouncements issued during the nine months ended September 30, 2013 applicable to the Trust or its financial statements.

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2012. There have been no significant changes to the critical accounting policies during the nine months ended September 30, 2013.

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

Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2013, there has been no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Whiting.

PART II – OTHER INFORMATION

Item 1A.	Risk Factors

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. No material change to such risk factors has occurred during the nine months ended September 30, 2013.

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

Date: November 8, 2013

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