Form 10-K
period 2013-12-31
WHITING USA TRUST I
filed 2014-03-13
CIK 1417003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[✓]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for The Fiscal Year Ended December 31, 2013

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

(512) 236-6545

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes              No     ✓

The aggregate market value of Units of Beneficial Interest in Whiting USA Trust I held by non-affiliates at the closing sales price on June 30, 2013 of $3.65 was $42,622,875.

As of March 12, 2014, 13,863,889 Units of Beneficial Interest in Whiting USA Trust I were outstanding.

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

“August 2011 distribution” The cash distribution to Trust unitholders of record on August 19, 2011 that was paid on August 29, 2011.

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

“FASB” Financial Accounting Standards Board.

“FASB ASC” The Financial Accounting Standards Board Accounting Standards Codification.

“February 2011 distribution” The cash distribution to Trust unitholders of record on February 21, 2011 that was paid on March 1, 2011.

“February 2012 distribution” The cash distribution to Trust unitholders of record on February 17, 2012 that was paid on February 29, 2012.

“February 2013 distribution” The cash distribution to Trust unitholders of record on February 19, 2013 that was paid on March 1, 2013.

“February 2014 distribution” The cash distribution to Trust unitholders of record on February 19, 2014 that was paid on March 3, 2014.

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

“gross acres or gross wells” The total acres or wells, as the case may be, in which a working interest is owned.

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

“May 2011 distribution” The cash distribution to Trust unitholders of record on May 20, 2011 that was paid on May 31, 2011.

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

“MBOE” One thousand BOE.

“MBOE/d” One MBOE per day.

“Mcf” One thousand standard cubic feet, used in reference to natural gas.

“MMBOE” One million BOE.

“MMBtu” One million Btu.

“MMcf” One million standard cubic feet, used in reference to natural gas.

“net acres or net wells” The sum of the fractional working interests owned in gross acres or wells, as the case may be.

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

“November 2011 distribution” The cash distribution to Trust unitholders of record on November 19, 2011 that was paid on November 29, 2011.

“November 2012 distribution” The cash distribution to Trust unitholders of record on November 19, 2012 that was paid on November 29, 2012.

“November 2013 distribution” The cash distribution to Trust unitholders of record on November 19, 2013 that was paid on November 29, 2013.

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

“SEC” The U.S. Securities and Exchange Commission.

“service well” A service well is a well drilled or completed for the purpose of supporting production in an existing field. Wells in this class are drilled for the following specific purposes: gas injection (natural gas, propane, butane or flue gas), water injection, steam injection, air injection, salt-water disposal, water supply for injection, observation or injection for in-situ combustion.

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

“working interest” The interest in a crude oil and natural gas property (normally a leasehold interest) that gives the owner the right to drill, produce and conduct operations on the property and to share in production, subject to all royalties, overriding royalties and other burdens and the obligation to share in all costs of exploration, development and operations and all risks in connection therewith.

“workover” Operations on a producing well to restore or increase production.

P A R T    I

Item 1.    Business

General

Whiting USA Trust I is a statutory trust formed in October 2007 under the Delaware Statutory Trust Act, pursuant to a trust agreement (the “Trust agreement”) among Whiting Oil and Gas as trustor, The Bank of New York Trust Company, N.A., as trustee (subsequently renamed The Bank of New York Mellon Trust Company, N.A., and hereinafter referred to as “Trustee”) and Wilmington Trust Company as Delaware Trustee (the “Delaware Trustee”). The initial capitalization of the Trust estate was funded by Whiting in November 2007. The Trust maintains its offices at the office of the Trustee, at 919 Congress Avenue, Austin, Texas 78701. The telephone number of the Trustee is (512) 236-6545.

The Trust makes copies of its reports under the Exchange Act available at http://whx.investorhq.businesswire.com. The Trust’s filings under the Exchange Act are also available electronically from the website maintained by the SEC at http://www.sec.gov. In addition, the Trust will provide electronic and paper copies of its recent filings free of charge upon request to the Trustee.

As of December 31, 2007, the Trust had no assets other than a de minimis cash balance from its initial capitalization and had conducted no operations other than organizational activities. In April 2008, the Trust issued 13,863,889 units of beneficial interest in the Trust (“Trust units”) to Whiting in exchange for the conveyance of a term NPI by Whiting Oil and Gas. The NPI represents the right for the Trust to receive 90% of the net proceeds from Whiting’s interests in certain existing oil, natural gas and natural gas liquid producing properties which we refer to as “the underlying properties”. The underlying properties are located in the Rocky Mountains, Mid-Continent, Permian Basin and Gulf Coast regions. The underlying properties include interests in 3,062 gross (351.6 net) producing oil and gas wells. Immediately after the conveyance, Whiting completed an initial public offering of Trust units selling 11,677,500 such units. Whiting retained ownership of 2,186,389 Trust units, or 15.8% of the total Trust units issued and outstanding.

The NPI will terminate when 9.11 MMBOE have been produced and sold from the underlying properties (such amount is the equivalent of 8.20 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the NPI), which is estimated to occur on March 31, 2015 based on the reserve report (as defined below). The Trust will soon thereafter wind up its affairs and terminate, after which it will pay no further distributions and the market price of Trust units will have declined to zero. To the extent that the Trust units are trading at a price substantially in excess of the aggregate distributions that may be reasonably expected to be made prior to the termination of the Trust, the market price decline in Trust units is likely to include one or more abrupt substantial decreases.

As of December 31, 2013, on a cumulative accrual basis 7.12 MMBOE (87%) of the Trust’s total 8.20 MMBOE have been produced and sold and a cumulative 0.02 MMBOE have been divested. Further detail on the reserves is provided herein under the section titled “Properties-Description of Underlying Properties-Reserves”, and such reserve information is based upon a reserve report prepared by independent reserve engineers Cawley, Gillespie & Associates, Inc. for the underlying properties at December 31, 2013, which we refer to as the

“reserve report.” According to the reserve report, the portion of the 9.11 MMBOE (8.20 MMBOE at the 90% NPI) reserve quantities attributable to the NPI not yet produced or sold as divestitures at December 31, 2013 is projected to be produced from the underlying properties by March 31, 2015, and the reserve report is based on the assumptions included therein. See “Risk Factors” in Item 1A of this Annual Report on Form 10-K for additional discussion. Production from the underlying properties for the year ended December 31, 2013 was approximately 62% oil and approximately 38% natural gas.

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

The Trust makes quarterly cash distributions of substantially all of its quarterly cash receipts, after the deduction of fees and expenses for the administration of the Trust, to holders of its Trust units. Because payments to the Trust are generated by depleting assets and the Trust has a finite life due to the production from the underlying properties diminishing over time, a portion of each distribution represents a return of the original investment in the Trust units, with the remainder being considered as a return on investment. As a result, the market price of the Trust units will decline to zero at termination of the Trust.

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

The Trust was created to acquire and hold the term NPI for the benefit of the Trust unitholders pursuant to a conveyance to the Trust from Whiting Oil and Gas. The NPI is the only asset of the Trust, other than cash held for Trust expenses. The NPI is passive in nature, and the Trustee has no management control over and no responsibility relating to the operation of the underlying properties. The business and affairs of the Trust are administered by the Trustee, and Whiting and its affiliates have no ability to manage or influence the operations of the Trust. The oil and gas properties comprising the underlying properties for which Whiting is designated the operator are currently operated by Whiting and its subsidiaries on a contract operator basis. Whiting, as a matter of course, does not make public projections as to future sales, earnings or other results relating to the underlying properties.

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

Whiting principally sells its oil and natural gas production to end users, marketers and other purchasers that have access to nearby pipeline facilities. In areas where there is no practical access to pipelines, oil is trucked to storage facilities. Whiting’s marketing of oil and natural gas can be affected by factors beyond its control, the effects of which cannot be accurately predicted. During 2013, sales to Lion Oil Company, Enterprise South Texas and Plains Marketing LP accounted for 17%, 15% and 10%, respectively, of total oil and natural gas sales from the underlying properties. Whiting does not believe that the potential loss of any of these purchasers is likely to present a material risk because there is significant competition among purchasers of crude oil and natural gas in the areas of the underlying properties, and if the underlying properties were to lose any of their largest purchasers, several entities could reasonably be expected to purchase crude oil and natural gas produced from the underlying properties with little or no interruption to their sales.

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

Oil and natural gas compete with other forms of energy available to customers, primarily based on price. These alternate forms of energy include electricity, coal and fuel oils. Changes in the availability or price of oil, natural gas or other forms of energy, as well as business conditions, conservation, legislation, regulations and the ability to convert to alternate fuels and other forms of energy may affect the demand for oil and natural gas. Future price fluctuations for oil, natural gas and natural gas liquids will directly impact Trust distributions, estimates of reserves attributable to the NPI and estimated and actual future net revenues to the Trust. In light of the many uncertainties that affect the supply and demand for oil and natural gas, neither the Trust nor Whiting can make reliable predictions of future oil and natural gas supply and demand, future product prices or the effect of future product prices on the Trust.

Description of Trust Units

Each Trust unit is a unit of beneficial interest in the Trust and is entitled to receive cash distributions from the Trust on a pro rata basis. Each Trust unitholder has the same rights regarding each of his or her Trust units as every other Trust unitholder has regarding his or her units. The Trust units are in book-entry form only and are not represented by certificates.

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

Termination of the Trust; Sale of the Net Profits Interest

The NPI will terminate at the time when 9.11 MMBOE (8.20 MMBOE at the 90% NPI) have been produced and sold from the underlying properties, and the Trust will soon thereafter wind up its affairs and terminate, after which it will pay no further distributions and the market price of Trust units will have declined to zero. The Trust will dissolve prior to the termination of the NPI if:

•	the Trust sells the NPI;

•	annual gross proceeds to the Trust attributable to the NPI are less than $1.0 million for each of any two consecutive years;

•	the holders of a majority of the outstanding Trust units vote in favor of dissolution; or

•	the Trust is judicially dissolved.

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

Although capital expenditures for the testing, drilling, completion, equipping, plugging back or recompletion of any well that is a part of the underlying properties cannot be deducted from gross proceeds pursuant to the terms of the conveyance agreement, Whiting incurred capital expenditures of $7.1 million on the underlying properties in 2013. Such expenditures were not deducted from gross proceeds or Trust distributions in 2013, but they may have the effect of ultimately accelerating the receipt of NPI net proceeds and thereby benefiting Trust unitholders by accelerating their return on investment. The Trust cannot provide any assurance that this will continue to occur or that future capital expenditures will be consistent with historical levels.

Pursuant to the terms of the applicable joint operating agreements, Whiting deducts from gross proceeds an overhead fee to operate those underlying properties for which Whiting has been designated as the operator. Additionally, for those underlying properties for which Whiting is the operator but where there is no operating agreement in place, Whiting deducts from the gross proceeds an overhead fee calculated in the same manner that Whiting allocates overhead to other similarly owned properties, as is customary in the oil and gas industry. Operating overhead activities include various engineering, legal and administrative functions. The Trust’s portion of the monthly charge averaged $465 per month per active operated well, which totaled $1.8 million for the four distributions made during the year ended December 31, 2013. The fee is adjusted annually pursuant to COPAS guidelines and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers.

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

Commodity Hedge Contracts

Whiting entered into certain costless collar hedge contracts, and Whiting in turn conveyed to the Trust the rights and obligations to hedge payments Whiting made or received under such costless collar hedge contracts. These contracts were entered into to reduce the exposure to volatility in the underlying properties’ oil and gas revenues due to fluctuations in crude oil and natural gas prices, and to achieve more predictable cash flows. Historically, prices received for oil and gas production have been volatile because of seasonal weather patterns, supply and demand factors, worldwide political factors and general economic conditions. Costless collars are designed to establish floor and ceiling prices on anticipated future production. The hedge contracts were in place during the 2012 and 2011 periods presented in this Annual Report on Form 10-K. However, all hedging contracts terminated as of December 31, 2012. No additional hedges are allowed to be placed on Trust assets, nor can the Trust enter into derivative contracts for trading or speculative purposes.

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

Any amounts received by Whiting from the hedge contract counterparty upon settlements of the hedge contracts reduced the operating expenses related to the underlying properties in calculating net proceeds. In addition, the aggregate amount paid by Whiting on settlement of the hedge contracts reduced the amount of net proceeds paid to the Trust.

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

In addition, Whiting may, without the consent of the Trust unitholders, require the Trust to sell the net profits interest associated with any well or lease that accounts for less than or equal to 0.25% of the total production from the underlying properties in the prior 12 months, provided that the net profits interest covered by such releases cannot exceed, during any 12-month period, an aggregate fair market value to the Trust of $0.5 million. These releases will be made only in connection with a sale by Whiting of the relevant underlying properties and are conditioned upon the Trust receiving an amount equal to the fair value to the Trust of such NPI. Any net sales proceeds paid to the Trust are distributable to Trust unitholders in the quarter in which they are received. During 2013, Whiting divested two Trust properties which had no associated proved reserves or sales proceeds.

For the underlying properties for which Whiting is the designated operator, it may enter into farm-out, operating, participation and other similar agreements to develop the property. Whiting may enter into any of these agreements without the consent or approval of the Trustee or any Trust unitholder.

Whiting or any other operator has the right to abandon any well or property if it reasonably believes the well or property ceases to produce or is not capable of producing in commercially paying quantities. In making such decisions, Whiting is required under the applicable conveyance to operate the underlying properties as a reasonably prudent operator in the same manner it would if these properties were not burdened by the NPI. Upon termination of the lease, the portion of the NPI relating to the abandoned property will be extinguished.

Whiting must maintain books and records sufficient to determine the amounts payable under the NPI to the Trust. Quarterly and annually, Whiting must deliver to the Trustee a statement of the computation of net proceeds for each computation period. The Trustee has the right to inspect and copy the books and records maintained by Whiting during normal business hours and upon reasonable notice.

Federal Income Tax Matters

The following is a summary of certain U.S. federal income tax matters that may be relevant to the Trust unitholders. This summary is based upon current provisions of the Internal Revenue Code of 1986, as amended, which we refer to as the “Code,” existing (and to the extent proposed) Treasury regulations thereunder and current administrative rulings and court decisions, all of which are subject to change or different interpretation at any time, possibly with retroactive effect. No attempt has been made in the following summary to comment on all U.S. federal income tax matters affecting the Trust or the Trust unitholders.

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

Classification and Taxation of the Trust

Tax counsel to the Trust advised the Trust at the time of formation that, for U.S. federal income tax purposes, in its opinion the Trust would be treated as a grantor trust and not as an unincorporated business entity. No ruling has been or will be requested from the IRS or another taxing authority. The remainder of the discussion below is based on tax counsel’s opinion, at the time of formation, that the Trust will be classified as a grantor trust for U.S. federal income tax purposes. As a grantor trust, the Trust is not subject to U.S. federal income tax at the Trust level. Rather, each Trust unitholder is considered for federal income tax purposes to own and receive its proportionate share of the Trust’s assets directly as though no Trust were in existence. The income of the Trust is deemed to be received or accrued by the Trust unitholder at the time such income is received or accrued by the Trust, rather than when distributed by the Trust. Each Trust unitholder is subject to tax on its proportionate share of the income and gain attributable to the assets of the Trust and is entitled to claim its proportionate share of the deductions and expenses attributable to the assets of the Trust, subject to applicable limitations, in accordance with the Trust unitholder’s tax method of accounting and taxable year without regard to the taxable year or accounting method employed by the Trust.

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

Reporting Requirements for Widely-Held Fixed Investment Trusts

Some Trust units are held by middlemen, as such term is broadly defined in the Treasury regulations (and includes custodians, nominees, certain joint owners and brokers holding an interest for a custodian street name, collectively referred to herein as “middlemen”). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. The Bank of New York Mellon Trust Company, N.A., 919 Congress Avenue, Austin, Texas 78701, telephone number (512) 236-6545, is the representative of the Trust that will provide the tax information in accordance with applicable Treasury regulations governing the information reporting requirements of the Trust as a WHFIT. Notwithstanding the foregoing, the middlemen holding Trust units on behalf of unitholders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the Treasury regulations with respect to such Trust units, including the issuance of IRS Forms 1099 and certain written tax statements. Unitholders whose Trust units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust units. Any generic tax information provided by the Trustee of the Trust is intended to be used only to assist Trust unitholders in the preparation of their federal and state income tax returns.

Available Trust Tax Information

In compliance with the Treasury regulations reporting requirements for non-mortgage widely-held fixed investment trusts and the dissemination of Trust tax reporting information, the Trustee provides a generic tax information reporting booklet which is intended to be used only to assist Trust unitholders in the preparation of their 2013 federal and state income tax returns. The projected payment schedule for the NPI is included with the tax information booklet. This tax information booklet can be obtained at http://whx.investorhq.businesswire.com.

Under current law, the highest marginal U.S. federal income tax rate applicable to ordinary income of individuals is 39.6%, and the highest marginal U.S. federal income tax rate applicable to long-term capital gains (generally, gains from the sale or exchange of certain investment assets held for more than one year) and applicable to qualified dividends of individuals is 20%. The highest marginal U.S. federal income tax rate applicable to corporations is 35%, and such rate applies to both ordinary income and capital gains.

Section 1411 of the Code imposes a 3.8% Medicare tax on certain investment income earned by individuals, estates, and trusts for taxable years beginning after December 31, 2012. For these purposes, investment income generally will include a Trust unitholder’s allocable share of the Trust’s interest income plus the gain recognized from a sale of Trust units. In the case of an individual, the tax is imposed on the lesser of (i) the individual’s net investment income from all investments, or (ii) the amount by which the individual’s modified adjusted gross income exceeds specified threshold levels depending on such individual’s federal income tax filing status. In the case of an estate or trust, the tax is imposed on the lesser of (x) undistributed net investment income, or (y) the excess adjusted gross income over the dollar amount at which the highest income tax bracket applicable to an estate or trust begins.

Environmental Matters and Regulation

The operations of the underlying properties are subject to stringent and complex federal, state and local laws and regulations governing environmental protection as well as the release, discharge or emission of materials into the environment; the handling of hazardous materials; or otherwise relating to environmental protection. These laws and regulations may, among other things:

•	require the acquisition of a permit for drilling and other regulated activities;

•

require the proper management and disposal of waste and restrict the types, quantities and concentration of various substances that can be released into the environment in connection with oil and natural gas drilling and production activities;

•	limit or prohibit drilling activities in sensitive areas, such as wilderness areas, wetlands, streams, coastal regions or areas that may contain endangered or threatened species and their habitats;

•

require investigatory or remedial measures to mitigate pollution from former and ongoing operations, such as requirements to close pits, plug and abandon wells and restore properties upon which wells are drilled;

•	apply specific health and safety criteria addressing worker protection; and

•	enjoin some or all of the operations of the underlying properties deemed in non-compliance with permits issued pursuant to such environmental laws and regulations.

Failure to comply with these laws and regulations may result in the assessment of significant administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations or imposing additional compliance requirements on such operations. Certain environmental statutes impose strict joint and several liability for costs required to clean up and restore sites where hazardous substances have been disposed or otherwise released. Moreover, these laws, rules and regulations may also restrict the rate of oil and natural gas production below the rate that would otherwise be possible. The regulatory burden on the oil and natural gas industry increases the cost of doing business in the industry and consequently affects profitability. Additionally, Congress and federal and state agencies frequently revise environmental laws and regulations, and any changes that result in more stringent and costly waste handling, disposal and cleanup requirements for the oil and natural gas industry could have a significant impact on the operating costs of the properties comprising the underlying properties.

The following is a summary of the more significant existing laws, rules and regulations to which the operations of the underlying properties are subject that are material to the operation of the underlying properties.

Waste Handling.    The Resource Conservation and Recovery Act, as amended (“RCRA”), and comparable state statutes, regulate the generation, transportation, treatment, storage and disposal of hazardous and non-hazardous wastes. Under delegation of authority from the U.S. Environmental Protection Agency (“EPA”) the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. In its operations at the underlying properties, Whiting generates solid and hazardous wastes that are subject to RCRA and comparable state laws. Drilling fluids, produced waters and most of the other wastes associated with the exploration, development and production of crude oil or natural gas are currently regulated under RCRA’s non-hazardous waste provisions. However, it is possible that certain oil and natural gas exploration and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. In September 2010, the Natural Resources Defense Council filed a petition with the EPA, requesting them to reconsider the RCRA exemption for exploration, production and development wastes but, to date, the agency has not taken any action on the petition. The EPA has not formally responded to this petition yet. Any such change in the current RCRA exemption and comparable state laws, could result in an increase in the costs to manage and dispose of wastes, which could have a material adverse effect on the cash distributions to the Trust unitholders.

Comprehensive Environmental Response, Compensation and Liability Act.    The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”), also known as the Superfund law, and comparable state laws impose strict joint and several liability, without regard to fault or the legality of conduct, on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. These persons include the owner or operator of the site where the release occurred and anyone who disposed or arranged for the disposal of the hazardous substance released at the site. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. While Whiting generates materials in the course of its operations of the underlying properties that may be regulated as hazardous substances, Whiting has not been notified that it has been named as a potentially responsible party at or with respect to any Superfund sites. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances, hydrocarbons, waste products or other chemicals into the environment.

The underlying properties of the Trust may have been used for oil and natural gas exploration and production for many years. Although Whiting believes that it has utilized operating and waste disposal practices that were standard in the industry at the time, hazardous substances, wastes, or hydrocarbons and materials may have been released on or under the properties, or on or under other locations, including off-site locations, where such substances have been taken for recycling or disposal. In addition, the underlying properties of the Trust may have been operated by third parties or by previous owners or operators whose treatment and disposal of hazardous substances, wastes or hydrocarbons was not under Whiting’s control. These properties and the substances disposed or released on them may give rise to potential liabilities for Whiting pursuant to CERCLA,

RCRA and analogous state laws. Under such laws, Whiting could be required to remove previously disposed substances and wastes, remediate contaminated property, perform remedial plugging or pit closure operations to prevent future contamination or to pay some or all of the costs of any such action.

Water Discharges.    The Federal Water Pollution Control Act, or the Clean Water Act, as amended (the “CWA”), and analogous state laws, impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into state waters or waters of the United States. The discharge of pollutants into waters of the United States is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. Spill prevention, control and countermeasure requirements under federal law require appropriate containment berms and similar structures to help prevent the contamination of waters of the United States in the event of a petroleum hydrocarbon tank spill, rupture or leak. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations.

Hydraulic Fracturing.    Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons from tight rock formations. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. Hydraulic fracturing has been utilized to complete wells drilled on the underlying properties, and Whiting expects it will also be used in the future. The process is typically regulated by state oil and gas commissions. However, the EPA recently issued guidance, which was published in the Federal Register on February 12, 2014, for permitting authorities and the industry regarding the process for obtaining a permit for hydraulic fracturing involving diesel.

At the same time, the EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities on drinking water resources. The EPA published a progress report of the study in December 2012 and expects to release a draft final report for public comment and peer review in 2014. Moreover, the EPA announced in October 2011 that it is also launching a study regarding wastewater resulting from hydraulic fracturing activities and currently plans to propose standards for coalbed methane in 2013 and shale gas in 2014 that such wastewater must meet before being transported to a treatment plant. Other federal agencies are also examining hydraulic fracturing, including the U.S. Department of Energy, the U.S. Government Accountability Office and the White House Council for Environmental Quality. The U.S. Department of the Interior released a draft proposed rule in May 2012 governing hydraulic fracturing on federal and Indian oil and natural gas leases to require disclosure of information regarding the chemicals used in hydraulic fracturing, advance approval for well-stimulation activities, mechanical integrity testing of casing and monitoring of well-stimulation operations, and on May 24, 2013 the Federal Bureau of Land Management issued a revised draft of the proposed rule. On November 20, 2013, the U.S. House of Representatives passed the Protecting States’ Rights to Promote American Energy Security Act, which would ban the U.S. Department of the Interior from regulating hydraulic fracturing if enacted into law. In addition, legislation has been introduced in Congress from time to time to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process.

Also, some states have adopted, and other states are considering adopting, regulations that could restrict or impose additional requirements on activities relating to hydraulic fracturing in certain circumstances. For example, on June 17, 2011, Texas enacted a law that requires the disclosure of information regarding the substances used in the hydraulic fracturing process to the Railroad Commission of Texas (the entity that regulates oil and natural gas production in Texas) and the public. Such federal or state legislation could require the disclosure of chemical constituents used in the fracturing process to state or federal regulatory authorities who could then make such information publicly available. Disclosure of chemicals used in the fracturing process could make it easier for third parties opposing hydraulic fracturing to pursue legal proceedings against producers and service providers based on allegations that specific chemicals used in the fracturing process could adversely affect human health or the environment, including groundwater. In addition, if hydraulic fracturing is regulated at the federal level, fracturing activities could become subject to additional permit requirements or operational restrictions and also to associated permitting delays, litigation risk and potential increases in costs. Further, local governments may seek to adopt, and some have adopted, ordinances within their jurisdictions restricting the use of or regulating the time, place and manner of drilling or hydraulic fracturing. No assurance can be given as to whether or not similar measures might be considered or implemented in the jurisdictions in which the underlying properties are located. If new laws, regulations or ordinances that significantly restrict or otherwise impact hydraulic fracturing are passed by Congress or adopted in states or local municipalities where the underlying properties are located, such legal requirements could make it more difficult or costly for Whiting to perform hydraulic fracturing activities on the underlying properties and thereby could affect the determination of whether a well is commercially viable. In addition, restrictions on hydraulic fracturing could reduce the amount of oil and natural gas that Whiting is ultimately able to produce in commercially paying quantities from the underlying properties and could reduce cash distributions by the Trust and the value of Trust units.

Global Warming and Climate Change.    On December 15, 2009, the EPA published its findings that emissions of carbon dioxide, methane, and other greenhouse gases (“GHGs”) present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climate changes. Based on these findings, the EPA has adopted regulations that restrict emissions of GHGs under existing provisions of the federal Clean Air Act, as amended (the “CAA”), including one rule that limits emissions of GHGs from motor vehicles beginning with the 2012 model year. On June 3, 2010, the EPA also published regulations to address the permitting of GHG emissions from stationary sources under the Prevention of Significant Deterioration (“PSD”) and Title V permitting programs. On June 26, 2012, the U.S. Circuit Court for the District of Columbia upheld the EPA’s GHG regulations. Industry groups filed petitions for review of that decision with the U.S. Supreme Court and oral argument was scheduled for early 2014. In November 2010, the EPA published its final rule expanding its existing GHG monitoring and reporting rule to include onshore oil and natural gas production, processing, transmission, storage, and distribution facilities. These requirements became applicable in 2012 for emissions occurring in 2011, but industry groups have filed suit challenging certain provisions of the rules and are engaged in settlement negotiations to amend and correct the rules. Whiting believes that it is in compliance with all substantial applicable emissions requirements, and it is preparing to comply with future requirements.

In addition, both houses of Congress have considered legislation to reduce emissions of GHGs, and many states have already taken legal measures to reduce emissions of GHGs, primarily through the development of

GHG inventories, greenhouse gas permitting and/or regional GHG cap-and-trade programs. Most of these cap-and-trade programs work by requiring either major sources of emissions or major producers of fuels to acquire and surrender emission allowances, with the number of allowances available for purchase reduced each year until the overall GHG emission reduction goal is achieved. The final cap-and-trade system began on January 1, 2012, and legally enforceable compliance obligations began with 2013 emissions. In the absence of new legislation, the EPA is issuing new regulations that limit emissions of GHGs associated with the operations of the underlying properties which will require Whiting to incur costs to inventory and reduce emissions of GHGs associated with the operations of the underlying properties and that could adversely affect demand for the oil and natural gas produced. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events.

Air Emissions.    The CAA and comparable state laws regulate emissions of various air pollutants from various industrial sources through air emissions permitting programs and also impose other monitoring and reporting requirements. Operators of the underlying properties, including Whiting, may be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining pre-construction and operating permits and approvals for air emissions. In addition, the EPA has developed, and continues to develop, stringent regulations governing emissions of toxic air pollutants at specified sources. For example, in 2012, the EPA finalized rules establishing new air emission controls for oil and natural gas production operations. Specifically, the EPA’s rule includes New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds, and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. Among other things, these standards require the application of reduced emission completion techniques associated with the completion of newly drilled and fractured wells in addition to existing wells that are refractured. The rules also establish specific requirements regarding emissions from compressors, dehydrators, storage tanks and other production equipment. These rules could require a number of modifications to operations at the underlying properties including the installation of new equipment. Compliance with such rules could result in significant costs, including increased capital expenditures and operating costs, which may adversely impact cash distributions to unitholders. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the CAA and associated state laws and regulations.

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

Endangered Species Considerations.    The federal Endangered Species Act, as amended (“ESA”), restricts activities that may affect endangered and threatened species or their habitats. If endangered species are located in areas of the underlying properties where Whiting or the other underlying property operators wish to conduct seismic surveys, development activities or abandonment operations, the work could be prohibited or delayed or expensive mitigation may be required. Moreover, as a result of a settlement approved by the U.S. District Court for the District of Columbia on September 9, 2011, the U.S. Fish and Wildlife Service is required to make a determination on listing more than 250 species as endangered or threatened under the ESA over the next several years. The designation of previously unprotected species as threatened or endangered in areas where underlying property operations are conducted could cause operators of those underlying properties, including Whiting, to incur increased costs arising from species protection measures or could result in limitations on their exploration and production activities that could have an adverse impact on their ability to develop and produce reserves.

Consideration of Environmental Issues in Connection with Governmental Approvals.    Whiting’s operations frequently require licenses, permits and/or other governmental approvals. Several federal statutes, including the Outer Continental Shelf Lands Act (“OCSLA”), the National Environmental Policy Act (“NEPA”) and the Coastal Zone Management Act (“CZMA”) require federal agencies to evaluate environmental issues in connection with granting such approvals and/or taking other major agency actions. OCSLA, for instance, requires the U.S. Department of Interior to evaluate whether certain proposed activities would cause serious harm or damage to the marine, coastal or human environment. Similarly, NEPA requires the Department of Interior and other federal agencies to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency would have to prepare an environmental assessment and, potentially, an environmental impact statement. This process has the potential to delay the development of oil and natural gas projects. CZMA, on the other hand, aids states in developing a coastal management program to protect the coastal environment from growing demands associated with various uses, including offshore oil and gas development. In obtaining various approvals from the Department of Interior, Whiting must certify that it will conduct its activities in a manner consistent with all applicable regulations.

Whiting believes that it is in compliance in all material respects with all existing environmental laws and regulations applicable to the current operations of the underlying properties and that its continued compliance with existing requirements will not have a material adverse effect on the cash distributions to the Trust unitholders. For instance, Whiting did not incur any material capital expenditures for remediation or pollution control activities for the year ended December 31, 2013 with respect to these properties. Additionally, Whiting has informed the Trust that Whiting is not aware of any environmental issues or claims that will require material capital expenditures during 2014 with respect to these properties. However, there is no assurance that the passage of more stringent laws or implementing regulations in the future will not have a negative impact on the operations of these properties and the cash distributions to the Trust unitholders.

Item 1A.	Risk Factors

The market price for the Trust units may not reflect the value of the NPI held by the Trust and, in addition, over time will decline to zero shortly after the NPI termination date, currently estimated to be March 31, 2015. If the Trust units are trading at a price substantially in excess of the aggregate distributions that may reasonably be expected to be made prior to the termination of the Trust, the price decline is likely to include one or more abrupt substantial decreases.

The trading price for publicly traded securities similar to the Trust units tends to be tied to recent and expected levels of cash distributions. The amounts available for distribution by the Trust will vary in response to numerous factors outside the control of the Trust, including prevailing sales prices of oil, natural gas and natural gas liquids production attributable to the underlying properties. Further, the market price of the Trust units may be affected by factors other than the anticipated future distributions of the Trust. Consequently, the market price for the Trust units may not necessarily be indicative of the value that the Trust would realize if it sold the NPI to a third-party buyer. In addition, such market price may not necessarily reflect the fact that since the assets of the Trust are depleting assets, a portion of each cash distribution paid on the Trust units should be considered by investors as a return of capital, with the remainder being considered as a return on investment. As a result, distributions made to a unitholder over the life of these depleting assets may not equal or exceed the purchase price paid by the unitholder, and over time the market price of the Trust units will decline to zero shortly after the NPI termination date, which is currently estimated to be March 31, 2015. If the Trust units are trading at a price substantially in excess of the aggregate distributions that may reasonably be expected to be made prior to the termination of the Trust, the price decline is likely to include one or more abrupt substantial decreases.

The reserves attributable to the underlying properties are depleting assets and production from those reserves will diminish over time. Furthermore, the Trust is precluded from acquiring other oil and natural gas properties or NPI to replace the depleting assets and production.

The net proceeds payable to the Trust from the NPI are derived from the sale of oil, natural gas and natural gas liquids produced from the underlying properties. The reserves attributable to the underlying properties are depleting assets, which means that such reserves will decline over time. The underlying properties’ reserve report reflects that cumulative past production (on an 8/8ths gross basis) through December 31, 2013 represents an aggregate depletion percentage of 94.4% of the estimated ultimate total production from the properties. As a result, the quantity of oil and natural gas produced from the underlying properties is expected to continue to decline over time. Total oil and natural gas production attributable to the underlying properties declined 5.9% from 2008 to 2009, 11.8% from 2009 to 2010 and 8.8% from 2010 to 2011, remained consistent from 2011 to 2012 and declined 5.9% from 2012 to 2013. Also based on the 2013 reserve report, oil and natural gas production attributable to the underlying properties are expected to decline at an estimated annualized rate of 12.6% from 2014 through the estimated March 31, 2015 NPI termination date. However, cash distributions to unitholders may decline at a faster rate than the rate of production due to fixed and semi-variable costs attributable to the underlying properties or if expected future development is delayed, reduced, or cancelled. Also, the anticipated rate of decline is an estimate and actual decline rates will likely vary from those estimated.

The NPI will terminate when 9.11 MMBOE (8.20 MMBOE at the 90% NPI) have been produced and sold from the underlying properties, which is projected by the reserve report to occur by March 31, 2015. As of December 31, 2013, on a cumulative accrual basis 7.12 MMBOE (87%) of the Trust’s total 8.20 MMBOE have been produced and sold and a cumulative reserve quantity of 0.02 MMBOE have been divested. Furthermore, the Trust agreement provides that the Trust’s business activities are limited to owning the NPI and any activity reasonably related to such ownership, including activities required or permitted by the terms of the conveyance related to the NPI. As a result, the Trust is not permitted to acquire other oil and natural gas properties or NPI to replace the depleting assets and production attributable to the NPI.

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

Because the net proceeds payable to the Trust are derived from the sale of depleting assets, the portion of the distributions to unitholders attributable to depletion should be considered a return of capital as opposed to a return on investment. Eventually, the NPI may cease to produce in commercial quantities and the Trust may, therefore, cease to receive any distributions of net proceeds therefrom. In any case however, distributions will cease upon termination of the Trust.

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

•

developments of United States energy infrastructure, such as the approval (or lack thereof) to proceed with the Keystone XL pipeline from Hardesty, Alberta to Cushing, Oklahoma and the development of liquefied natural gas exporting facilities and the perceived timing thereof;

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

Lower oil, natural gas and natural gas liquids prices will reduce the amount of the net proceeds to which the Trust is entitled and may ultimately reduce the amount of oil, natural gas and natural gas liquids that is economic to produce from the underlying properties. As a result, the operator of any of the underlying properties could determine during periods of low commodity prices to shut in or curtail production from the underlying properties. In addition, the operator of these properties could determine during periods of low commodity prices to plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. Because these properties are mature, decreases in commodity prices could have a more significant effect on the economic viability of these properties as compared to more recently discovered properties. The commodity price sensitivity of these mature wells is due to a culmination of factors that vary from well to well, including the additional costs associated with water handling and disposal, chemicals, surface equipment maintenance, downhole casing repairs and reservoir pressure maintenance activities that are necessary to maintain production. As a result, the volatility of commodity prices may cause the amount of future cash distributions to Trust unitholders to fluctuate, and a substantial decline in the price of oil, natural gas or natural gas liquids will likely materially reduce the amount of cash available for distribution to the Trust unitholders.

Whiting entered into certain costless collar hedge contracts, which were conveyed to the Trust to reduce the exposure to volatility in the underlying properties’ oil and gas revenues due to fluctuations in crude oil and natural gas prices, and to achieve more predictable cash flows. However, all such costless collar hedge contracts terminated as of December 31, 2012, and no additional hedges are allowed to be placed on the Trust assets. The amount of the cash settlement gains received on commodity derivatives attributable to the costless collar hedge contracts for the years ended December 31, 2013, 2012 and 2011 totaled $1.4 million, $5.9 million and $4.5 million, respectively. Assuming prior period crude oil and natural gas prices and production are similar to future periods, the termination of the costless collar hedge contracts as of the end of 2012 would result in reduced future cash distributions to unitholders due to no cash settlement gains on derivatives to be received in future periods.

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

If production costs of the underlying properties exceed the proceeds from production, the Trust will not receive net proceeds until future proceeds from production exceed the total of the excess costs plus accrued interest during the deficit period. If the Trust does not receive net proceeds pursuant to the NPI, or if such net proceeds are reduced, the Trust will not be able to distribute cash to the Trust unitholders, or such cash distributions will be reduced, respectively.

Actual reserves and future production may be less than current estimates, which could reduce cash distributions by the Trust and the value of the Trust units.

The value of the Trust units and the amount of future cash distributions to the Trust unitholders depends upon, among other things, the accuracy of the production and reserves estimated to be attributable to the underlying properties and the NPI. Estimating production and reserves is inherently uncertain. Ultimately, actual production, revenues and expenditures for the underlying properties will vary from estimates, and those variations could be material. Petroleum engineers consider many factors and make assumptions in estimating production and reserves. Those factors and assumptions include:

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

The revenues of the Trust, the value of the Trust units and the amount of cash distributions to the Trust unitholders depends upon, among other things, oil, natural gas and natural gas liquid production and prices and the costs incurred to exploit oil and natural gas reserves attributable to the underlying properties. Drilling, production or transportation accidents that temporarily or permanently halt the production and sale of oil, natural gas and natural gas liquids at any of the underlying properties reduces Trust distributions by reducing the amount of net proceeds available for distribution. For example, accidents may occur that result in personal injuries, property damage, damage to productive formations or equipment and environmental damages. Any costs incurred in connection with any such accidents that are not insured against will have the effect of reducing the net proceeds available for distribution to the Trust. Also, Whiting does not have insurance policies in effect that are intended to provide coverage for losses solely related to hydraulic fracturing operations. Please read “— Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing...” below in these Risk Factors for a discussion of the uncertainty involved in the regulation of hydraulic fracturing. In addition, curtailments or damage to pipelines used to transport oil, natural gas and natural gas liquids production to markets for sale could reduce the amount of net proceeds available for distribution. Any such curtailment or damage to the gathering systems could also require finding alternative means to transport the oil, natural gas and natural gas liquids production from the underlying properties, which alternative means could result in additional costs that will have the effect of reducing net proceeds available for distribution.

Also, there have been recent accidents involving rail cars carrying crude oil, which resulted in the U.S. Department of Transportation (the “DOT”) issuing an emergency order on February 25, 2014 that requires rail shippers to test the makeup of such crude oil before transporting it. This move follows the safety alert the DOT issued in January 2014 that Bakken formation crude oil is more flammable than other types of crude oil. An accident involving rail cars could result in significant personal injuries and property and environmental damage. Additionally, added regulations in response to such accidents could result in additional costs that could reduce proceeds available for distribution.

In addition, production and transportation of hydrocarbons bear an inherent risk of loss of containment. Potential consequences include loss of reserves, loss of production, loss of economic value associated with the affected wellbore, contamination of soil, ground water, and surface water, as well as potential fines, penalties or damages associated with any of the foregoing consequences.

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

Whiting is currently designated as the operator of approximately 60% of the underlying properties based on the December 31, 2013 standardized measure of discounted future net cash flows. However, for the 40% of the underlying properties that it does not operate, Whiting does not have control over normal operating procedures or expenditures relating to such properties. The failure of an operator to adequately perform operations or an operator’s breach of the applicable agreements could reduce production from the underlying properties and the cash available for distribution to Trust unitholders. The success and timing of operational activities on properties operated by others therefore depends upon a number of factors outside of Whiting’s control, including the operator’s decisions with respect to timing and amount of capital expenditures, the period of time over which the operator seeks to generate a return on capital expenditures, the inclusion of other participants in drilling wells, and the use of technology, as well as the operator’s expertise and financial resources and the operator’s relative interest in the underlying field. Operators may also opt to decrease operational activities following a significant decline in oil or natural gas prices. Because Whiting does not have a majority interest in most of the non-operated properties comprising the underlying properties, Whiting may not be in a position to remove the operator in the event of poor performance. Accordingly, while Whiting has agreed to use commercially reasonable efforts to cause the operator to act as a reasonably prudent operator, it is limited in its ability to do so.

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

Oil and natural gas production from the underlying properties generally trades at a discount, but sometimes at a premium, to the relevant benchmark prices, such as NYMEX. A negative difference between the benchmark price and the price received is called a differential and a positive difference is called a premium. The differential and premium may vary significantly due to market conditions, the quality and location of production and other risk factors. Whiting cannot accurately predict oil and natural gas differentials or premiums. Increases in the differential and decreases in the premium between the benchmark price for oil and natural gas and the wellhead price received could reduce cash distributions by the Trust and the value of the Trust units.

Financial returns to purchasers of Trust units will vary in part based on how quickly 9.11 MMBOE are produced from the underlying properties and sold, and it is not known precisely when that will occur.

The NPI will terminate when 9.11 MMBOE (8.20 MMBOE at the 90% NPI) have been produced and sold from the underlying properties. The reserve report prepared by the Trust’s independent petroleum engineer dated as of December 31, 2013 (the “reserve report”) projects that 9.11 MMBOE will have been produced and sold from the underlying properties by March 31, 2015. However, the exact rate of production cannot be predicted with certainty and such amount may be produced before or after the date projected by the reserve report. If production attributable to the underlying properties is slower than estimated, then financial returns to Trust unitholders will be lower (assuming constant prices) because cash distributions attributable to such production will occur at a later date.

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

The NPI will terminate when 9.11 MMBOE (8.20 MMBOE at the 90% NPI) have been produced and sold from the underlying properties. The Trust unitholders will not be entitled to receive any net proceeds from the sale of production from the underlying properties following the termination of the NPI. Therefore, the market price of the Trust units will approach and eventually reach zero shortly after the end of the term of the NPI because the cash distributions from the Trust will cease at the termination of such NPI, and the Trust will have no right to any additional production from the underlying properties after the term of the NPI.

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

The business and affairs of the Trust are administered by the Trustee. The voting rights of a Trust unitholder are more limited than those of stockholders of most public corporations. For example, there is no requirement for annual meetings of Trust unitholders or for an annual or other periodic re-election of the Trustee. The Trust agreement provides that the Trustee may only be removed and replaced by a vote of the holders of a majority of the outstanding Trust units at a special meeting of Trust unitholders called by either the Trustee or the holders of not less than 10% of the outstanding Trust units. Whiting owns approximately 15.8% of the outstanding Trust units. As a result, it may be difficult to remove or replace the Trustee without the approval of Whiting.

Trust unitholders have limited ability to enforce provisions of the NPI.

The Trust agreement permits the Trustee to sue Whiting on behalf of the Trust to enforce the terms of the conveyance creating the NPI. If the Trustee does not take appropriate action to enforce provisions of the conveyance, the recourse of a Trust unitholder likely would be limited to bringing a lawsuit against the Trustee to compel the Trustee to take specified actions. The Trust agreement expressly limits the Trust unitholders’ ability to directly sue Whiting or any other third party other than the Trustee. As a result, the unitholders are not able to sue Whiting to enforce these rights.

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

On December 15, 2009, the EPA published its findings that emissions of carbon dioxide, methane, and other GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climate changes. Based on these findings, the EPA has adopted regulations that restrict emissions of GHG under existing provisions of the federal CAA, including one rule that limits emissions of GHG from motor vehicles beginning with the 2012 model year. On June 3, 2010, the EPA also published regulations to address the permitting of GHG emissions from stationary sources under the Prevention of Significant Deterioration (“PSD”) and Title V permitting programs. On June 26, 2012 the U.S. Circuit Court for the District of Columbia upheld the EPA’s GHG regulations; a petition for review by the U.S. Supreme Court has not yet been filed and would be due in April 2013. In November 2010, the EPA published its final rule expanding its existing GHG monitoring and reporting rule to include onshore oil and natural gas production, processing, transmission, storage and distribution facilities. These requirements became applicable in 2012 for emissions occurring in 2011, but industry groups have filed suit challenging certain provisions of the rules and are engaged in settlement negotiations to amend and correct the rules. The underlying properties are subject to these reporting requirements.

In addition, both houses of Congress have considered legislation to reduce emissions of GHG, and many states have already taken legal measures to reduce emissions of GHG, primarily through the development of GHG inventories, greenhouse gas permitting and/or regional GHG cap-and-trade programs. Most of these cap-and-trade programs work by requiring either major sources of emissions or major producers of fuels to acquire and surrender emission allowances, with the number of allowances available for purchase reduced each year until the overall GHG emission reduction goal is achieved. The final cap-and-trade system began on January 1, 2012 and legally enforceable compliance obligations began with 2013 emissions. In the absence of new legislation, the EPA is issuing new regulations that limit emissions of GHG associated with the operations of the underlying properties which will require Whiting to incur costs to inventory and reduce emissions of GHG associated with the operations of the underlying properties and that could adversely affect demand for the oil and natural gas produced. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHG in the atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on the Trust’s assets and the amount of cash available for distribution to Trust unitholders.

Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays as well as adversely affecting Whiting’s services.

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations. Hydraulic fracturing has been utilized during the completion of wells drilled on the underlying properties, and Whiting expects it will also be used in the future. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and gas commissions. However, the EPA recently issued guidance, which was published in the Federal Register on February 12, 2014, for permitting authorities and the industry regarding the process for obtaining a permit for hydraulic fracturing involving diesel.

At the same time, the EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities on drinking water resources. The EPA published a progress report of the study in December 2012 and expects to release a draft of the report in late 2014 with a final peer-reviewed report expected in 2016. Moreover, the EPA announced in October 2011 that it is also launching a study regarding wastewater resulting from hydraulic fracturing activities and currently plans to propose standards for shale gas in 2014 that such wastewater must meet before being transported to a treatment plant. Other federal agencies are also examining hydraulic fracturing, including the U.S. Department of Energy, the U.S. Government Accountability Office and the White House Council for Environmental Quality. The U.S. Department of the Interior released a draft proposed rule in May 2012 governing hydraulic fracturing on federal and Indian oil and natural gas leases to require disclosure of information regarding the chemicals used in hydraulic fracturing, advance approval for well-stimulation activities, mechanical integrity testing of casing and monitoring of well-stimulation operations, and on May 24, 2013 the Federal Bureau of Land Management issued a revised draft of the proposed rule. On November 20, 2013, the U.S. House of Representatives passed the Protecting States’ Rights to Promote American Energy Security Act, which would ban the U.S. Department of the Interior from regulating hydraulic fracturing if enacted into law. In addition, legislation has been introduced in Congress from time to time to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. Also, some states have adopted, and other states are considering adopting, regulations that could restrict or impose additional requirements on activities relating to hydraulic fracturing in certain circumstances. For example, on June 17, 2011, Texas enacted a law that requires the disclosure of information regarding the substances used in the hydraulic fracturing process to the Railroad Commission of Texas (the entity that regulates oil and natural gas production in Texas) and the public. Such federal or state legislation could require the disclosure of chemical constituents used in the fracturing process to state or federal regulatory authorities who could then make such information publicly available. Disclosure of chemicals used in the fracturing process could make it easier for third parties opposing hydraulic fracturing to pursue legal proceedings against producers and service providers based on allegations that specific chemicals used in the fracturing process could adversely affect human health or the environment including groundwater. In addition, if hydraulic fracturing is regulated at the federal level, fracturing activities could become subject to additional permit requirements or operational restrictions and also to associated permitting delays, litigation risk and potential increases in costs. Further, local governments may seek to adopt, and some have adopted, ordinances within their jurisdictions restricting the use of or regulating the time, place and manner of drilling or hydraulic fracturing. No assurance can be given as to whether or not similar measures might be considered or implemented in the jurisdictions in which the underlying properties are located. If new laws, regulations or ordinances that significantly restrict or otherwise impact hydraulic fracturing are passed by Congress or adopted in the states or local municipalities where the underlying properties are located, such legal requirements could make it more difficult or costly for Whiting to perform hydraulic fracturing activities on the underlying properties and thereby could affect the determination of whether a well is commercially viable. In addition, restrictions on hydraulic fracturing could reduce the amount of oil and natural gas that Whiting is ultimately able to produce in commercially paying quantities from the underlying properties and could reduce cash distributions by the Trust and the value of Trust units.

The Trust units may lose value as a result of title deficiencies with respect to the underlying properties.

The existence of a material title deficiency with respect to the underlying properties could reduce the value of a property or render it worthless, thus adversely affecting the NPI and distributions to Trust unitholders. Whiting does not obtain title insurance covering mineral leaseholds, and Whiting’s failure to cure any title defects may cause Whiting to lose its rights to production from the underlying properties. In the event of any such material title problem, proceeds available for distribution to Trust unitholders and the value of the Trust units may be reduced.

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

Whiting operates approximately 60% of the underlying properties based on the December 31, 2013 standardized measure of discounted future net cash flows. The conveyance provides that Whiting will be obligated to market, or cause to be marketed, the production related to underlying properties for which it operates.

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

The Trust allocates its items of income, gain, loss and deduction between transferors and transferees of the Trust units based upon the record ownership of the Trust units on the quarterly record date, instead of on the basis of the date a particular Trust unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among the Trust unitholders.

The Trust generally allocates its items of income, gain, loss and deduction between transferors and transferees of the Trust units based upon the record ownership of the Trust units on the quarterly record date, instead of on the basis of the date a particular Trust unit is transferred. It is possible that the IRS could disagree with this allocation method and could assert that income and deductions of the Trust should be determined and allocated on a daily, prorated or other basis, which could require adjustments to the tax returns of the Trust unitholders affected by the issue and result in an increase in the administrative expense of the Trust in subsequent periods.

The tax treatment of an investment in Trust units could be affected by future legislative, judicial or administrative changes and differing opinions, possibly on a retroactive basis.

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

Description of the Underlying Properties

The underlying properties consist of Whiting’s net interests in certain oil and natural gas producing properties as of the date of the conveyance of the NPI to the Trust, which are located primarily in the Rocky Mountains, Mid-Continent, Permian Basin and Gulf Coast regions of the United States. The underlying properties include interests in 3,062 gross (351.6 net) producing oil and natural gas wells located in 166 fields on 206,919 gross (72,033 net) acres in 14 states. Whiting has acquired interests in these properties through various acquisitions that have occurred during its 28 year existence prior to the conveyance. For the year ended December 31, 2013, the net production attributable to the underlying properties was 1,133 MBOE or 3.1 MBOE/d. Whiting operates approximately 60% of the underlying properties based on the December 31, 2013 standardized measure of discounted future net cash flows.

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

The NPI entitles the Trust to receive 90% of the net proceeds from the sale of 9.11 MMBOE (8.20 MMBOE at the 90% NPI) of production from the underlying properties. As of December 31, 2013, on a cumulative accrual basis 7.12 MMBOE (87%) of the Trust’s total 8.20 MMBOE have been produced and sold, a cumulative 0.02 MMBOE have been divested, and the remaining balance is expected to be produced by March 31, 2015 based on the Trust’s year-end 2013 reserve report. However, the reserve report is based on the assumptions included therein. See “Risk Factors” in Item 1A of this Annual Report on Form 10-K for additional discussion. The rate of future production cannot be predicted with certainty, and 9.11 MMBOE (8.20 MMBOE at the 90% NPI) may be produced before or after the currently projected date. The proved reserves attributable to the underlying properties include all proved reserves expected to be economically produced during the remaining full life of the properties, whereas the Trust is entitled to only receive 90% of the net proceeds from the sale of production of oil, natural gas and natural gas liquids attributable to the underlying properties during the term of the NPI.

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

In general, the producing wells to which the underlying properties relate have established production profiles. Based on the reserve report, oil and natural gas production attributable to the underlying properties are expected to decline at an estimated annualized rate of 12.6% from 2014 through the estimated March 31, 2015 NPI termination date. However, cash distributions to unitholders may decline at a faster rate than the rate of production due to fixed and semi-variable costs attributable to the underlying properties.

Reserves

As of December 31, 2013, all of the Trust’s oil and gas reserves are attributable to properties within the United States. The following table summarizes estimated proved reserves (developed and undeveloped) and the standardized measure of discounted future net cash flows as of December 31, 2013 based on average fiscal-year prices (calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period ended December 31, 2013) attributable to i) the Trust based on the term of its NPI, and ii) the underlying properties on a full economic life basis (dollars in thousands):

	Whiting USA Trust I(2) (90% NPI through March 2015)			Underlying Properties (100% Full Economic Life)
	Oil(3) (MBbl)	Natural Gas (Mcf)	MBOE	Oil(3) (MBbl)	Natural Gas (Mcf)	MBOE
Proved reserves:
Developed	725	2,190	1,090	6,661	15,496	9,244
Undeveloped	—	—	—	—	—	—

Total proved — December 31, 2013	725	2,190	1,090	6,661	15,496	9,244

Standardized measure(1)			$37,152			$166,853

(1)

Standardized measure of discounted future net cash flows as of December 31, 2013. No provision for federal or state income taxes has been provided because taxable income is passed through to the unitholders of the Trust. Therefore, the standardized measure of the Trust and of the underlying properties is equal to their corresponding pre-tax PV 10% values.

(2)

The Trust’s estimated proved reserves as of December 31, 2013 on a 90% basis were 1,090 MBOE, which reserve amount includes only those quantities of proved reserves in the underlying properties that are available to satisfy the interests of Trust unitholders and does not include the remaining 10% of proved reserves in the underlying properties to which only Whiting would be entitled.

(3)	Oil includes natural gas liquids.

The above tables do not include any proved undeveloped reserve quantities as of December 31, 2013 because the underlying properties consist of mature producing properties that are essentially fully developed. Technical studies have not identified any drilling locations that meet the criteria of proved undeveloped reserves, nor has any future capital been committed for the development of proved undeveloped reserves on the underlying properties.

Proved reserves.    Estimates of proved reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, price changes and other factors. Oil and gas reserve quantities and related discounted future net cash flows have been derived from oil and gas prices calculated using an average of the first-day-of-the month price for each month within the most recent 12 months, pursuant to current SEC and FASB guidelines. Assumptions used to estimate reserve quantities and related discounted future net cash flows also include costs for estimated future production expenditures required to produce the proved reserves as of December 31, 2013. Future net cash flows are discounted at an annual rate of 10%. There is no provision for federal income taxes with respect to the future net cash flows attributable to the underlying properties or to the NPI because future net revenues are not subject to taxation at the Trust level. See “Federal Income Tax Matters” in Item 1 of this Annual Report on Form 10-K for more information.

A rollforward of changes in net proved reserves attributable to the Trust from January 1, 2011 to December 31, 2013, and the calculation of the standardized measure of the related discounted future net revenues are contained in the Supplemental Oil And Gas Reserve Information (Unaudited) in the notes to the financial statements of the Trust included in this Annual Report on Form 10-K. Whiting has not filed reserve estimates covering the underlying properties with any other federal authority or agency.

In 2013, revisions to previous estimates decreased proved reserves by a net amount of 36 MBOE. Included in these revisions were 118 MBbl of downward adjustments to crude oil reserves, primarily due to reservoir analysis and well performance. This downward revision in crude oil reserves was partially offset by 0.5 Bcf of upward adjustments to natural gas reserves, primarily due to higher gas prices of $3.72 per Mcf in reserve estimates at December 31, 2013, as compared to gas prices of $3.07 per Mcf at December 31, 2012.

Preparation of reserves estimates.    Whiting has advised the Trust that it maintains adequate and effective internal controls over the reserve estimation process as well as the underlying data upon which reserve estimates are based. The primary inputs to the reserve estimation process are comprised of technical information, financial data, ownership interests and production data. All field and reservoir technical information, which is updated annually, is assessed for validity when the reservoir engineers hold technical meetings with geoscientists, operations and land personnel to discuss field performance. Current revenue and expense information is obtained from Whiting’s accounting records, which are subject to their own set of internal controls over financial reporting. Internal controls over financial reporting are assessed for effectiveness annually using the criteria set forth in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. All current financial data such as commodity prices, lease operating expenses, production taxes and field commodity price differentials are updated in the reserve database and then analyzed to ensure that they have been entered accurately and that all updates are complete. Whiting’s current ownership in mineral interests and well production data are also subject to the aforementioned internal controls over financial reporting, and they are incorporated in the reserve database as well and verified to ensure their accuracy and completeness. Once the reserve database has been entirely updated with current information, and all relevant technical support material has been assembled, the Trust’s independent engineering firm Cawley, Gillespie & Associates, Inc. (“CG&A”) meets with Whiting’s technical personnel in Whiting’s Denver and Midland offices to review field performance. Following these reviews the reserve database is furnished to CG&A so that they can prepare their independent reserve estimates and final report. Access to Whiting’s reserve database is restricted to specific members of the reservoir engineering department.

CG&A is a Texas Registered Engineering Firm. The primary contact at CG&A is Mr. Robert Ravnaas, President. Mr. Ravnaas is a State of Texas Licensed Professional Engineer. See Appendix 1 and Exhibit 99 of this Annual Report on Form 10-K for the Report of Cawley, Gillespie & Associates, Inc. and further information regarding the professional qualifications of Mr. Ravnaas.

Whiting’s Vice President of Reservoir Engineering and Acquisitions is responsible for overseeing the preparation of the reserves estimates. He has over 29 years of experience, the majority of which has involved reservoir engineering and reserve estimation, and he holds a Bachelor’s degree in petroleum engineering from the Colorado School of Mines. He is also a member of the Society of Petroleum Engineers.

As noted above, the current reserve report projects that 9.11 MMBOE attributable to the NPI will be produced from the underlying properties by March 31, 2015, which differs from the June 30, 2015 projected date in the December 31, 2012 reserve report. The projected time to produce the remaining reserves attributable to the Trust has therefore been slightly accelerated. Numerous uncertainties are inherent in estimating reserve volumes and values, and the estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of the reserves may vary significantly from the estimates. In addition, the reserves and net revenues attributable to the NPI include only 90% of the reserves attributable to the underlying properties that are expected to be produced within the term of the NPI.

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

The underlying properties are interests in developed properties located in oil and natural gas producing regions outlined in the chart below. The following is a summary of the number of fields and approximate acreage of these properties by region at December 31, 2013. Undeveloped acreage is not significant.

Region	Number of Fields	Total Acreage
		Gross	Net
Rocky Mountains	61	73,468	28,016
Mid-Continent	56	67,403	31,174
Permian Basin	28	31,237	7,869
Gulf Coast	21	34,811	4,974

Total	166	206,919	72,033

The following is a summary of the producing wells on the underlying properties as of December 31, 2013:

	Operated Wells		Non-Operated Wells		Total Wells
	Gross	Net	Gross	Net	Gross	Net
Oil	255	160.1	2,119	84.5	2,374	244.6
Natural gas	67	46.3	621	60.7	688	107.0

Total	322	206.4	2,740	145.2	3,062	351.6

The following is a summary of the number of developmental wells drilled on the underlying properties during the last three years. A dry well is an exploratory, development or extension well that proves to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well. A productive well is an exploratory, development or extension well that is not a dry well. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled and quantities of reserves found. Whiting did not drill any exploratory wells on the underlying properties during the periods presented. There were two wells that were in the process of being drilled as of December 31, 2013.

	Year Ended December 31,
	2013		2012		2011
	Gross	Net	Gross	Net	Gross	Net
Productive
Oil wells	16	1.1	5	0.5	7	1.0
Natural gas wells	1	—	3	—	6	0.2
Dry	—	—	—	—	2	0.5

Total	17	1.1	8	0.5	15	1.7

Oil and Natural Gas Production

The table below shows total oil and gas production, average sales prices and average production costs attributable to underlying properties. Sales volumes for natural gas liquids are included with oil sales since they were not material.

	Year Ended December 31,
	2013	2012	2011
Net sales volumes:
Oil production (MBbl)(1)	707	753	740
Natural gas production (MMcf)	2,553	2,705	2,778
Total production (MBOE)	1,133	1,204	1,203
Average daily production (MBOE/d)	3.1	3.3	3.3
Magnolia field sales volumes:(2)
Oil production (MBbl)(1)	111	120	128
Natural gas production (MMcf)	149	167	165
Total production (MBOE)	136	147	156
Average sales prices:
Oil (per Bbl)(1)	$83.86	$79.33	$82.63
Natural gas (per Mcf)	$3.62	$2.86	$4.17
Production costs per BOE(3)	$25.50	$24.01	$20.11

(1)	Oil includes natural gas liquids.

(2)	Magnolia field was the only field that contained 15% or more of the total proved reserve volumes at December 31, 2013.

(3)

Production costs reported above exclude from lease operating expenses ad valorem taxes of $0.9 million ($0.82/BOE), $1.1 million ($0.94/BOE) and $1.1 million ($0.88/BOE) for the years ended December 31, 2013, 2012 and 2011, respectively.

Producing wells the Trust has an interest in are part of 14 enhanced oil recovery waterflood projects, and aggregate production from such enhanced oil recovery fields averaged 647 BOE/d during 2013 or 21% of 2013 daily production from the underlying properties. For these areas, Whiting needs to use enhanced recovery techniques in order to maintain oil and gas production from these fields.

Delivery Commitments

Other than the underlying properties’ commitment of 9.11 MMBOE to the Trust pursuant to the terms of the NPI, neither the Trust nor the underlying properties are committed to deliver fixed quantities of oil or gas in the future under existing contracts or agreements.

Major Producing Areas

The underlying properties are located in several major onshore producing basins in the continental United States. Whiting believes this broad distribution provides a buffer against regional trends that may negatively impact production or prices. Based on the standardized measure of discounted future net cash flows at December 31, 2013, approximately 60% of these properties were operated by Whiting. Based on annual 2013 production attributable to the underlying properties, approximately 62% of production was crude oil and natural gas liquids and 38% of production was natural gas. These properties are located in mature fields and have established production profiles. However, production and distributions to the Trust will continue to decline over time.

Rocky Mountains Region.    The underlying properties in the Rocky Mountains region are located in two distinct areas. The first, from which crude oil is primarily produced, includes the Williston Basin in North Dakota and Montana as well as the Bighorn and Powder River Basins of Wyoming, while the second, from which natural gas is primarily produced, includes southwest Wyoming, Colorado and Utah. These properties include 61 fields, and Whiting operates wells in 31 of these fields. The major North Dakota fields in this region include the Bell Field and the Fryburg Field that produce from Tyler sandstone; the Whiskey Joe, Teddy Roosevelt, Sherwood and Davis Creek Fields that produce from various intervals in the Madison; the Hiline Unit that produces from the Lodgepole; and the Big Dipper Field that produces from the Duperow and Red River zones. In Montana, the major fields include the Bainville Field and Palomino Fields that produce primarily from the Nisku zone, and the Oxbow Field that produces from the Nisku and Red River zones. The major Wyoming fields in this region include the Sage Creek Field in the Bighorn Basin that produces from the Tensleep and Madison zones and the Kiehl Field in the Powder River Basin, which produces from the Minnelusa formation and is under waterflood. The Ignacio Blanco Field is the major Colorado field in this region and produces from the Fruitland Coal zone. For the year ended December 31, 2013, the net production attributable to the underlying properties in the region was 412.1 MBOE or 1.1 MBOE/d.

Mid-Continent Region.    The underlying properties in the Mid-Continent region are located in Arkansas, Oklahoma, Kansas and Michigan. These properties include 56 fields of which Whiting operates wells in 24 of these fields. There are two significant fields located in Arkansas. The Magnolia Smackover Pool Unit, the largest single field in the underlying properties, produces from the Smackover Lime. The second Arkansas field is the Stephens-Smart field, producing from the Buckrange and Travis Peak. The major fields and areas in Oklahoma are located in the Anadarko Basin and include Putnam Field, Mocane-Laverne Gas Area, Sho-Vel-Tum Field and Nobscot Northwest Field, which primarily produce from the Oswego, Hunton, Penn, Morrow, Red Fork and Cottage Grove zones. Case Field is the major Michigan field in the region and produces from the Silurian Niagaran zone. For the year ended December 31, 2013, the net production attributable to the underlying properties in the region was 438.4 MBOE or 1.2 MBOE/d.

Permian Basin Region.    The Permian Basin Region is one of the major hydrocarbon producing provinces in the continental United States. The underlying properties in the Permian Basin region are located in Texas and New Mexico. These properties include 28 fields, and Whiting operates wells in 9 of these fields. The major fields in this region include the Iatan East Howard Field, which produces from the San Andres, Glorieta and Clearfork zones; the Fullerton Field, which is unitized and produces from the Clearfork zone; and the Patricia Field, which produces from the Sprayberry and Fusselman zones. For the year ended December 31, 2013, the net production attributable to the underlying properties in the region was 165.9 MBOE or 0.5 MBOE/d.

Gulf Coast Region.    The underlying properties in the Gulf Coast region are located in Texas, Louisiana, Mississippi and Alabama. These properties include 21 onshore fields, and Whiting operates wells in one of these fields. The major field in this region is the Mestena Grande Field located in Texas, which produces from the Queen City zone. For the year ended December 31, 2013, the net production attributable to the underlying properties in the region was 116.6 MBOE or 0.3 MBOE/d.

Abandonment and Sale of Underlying Properties

Any operator of the underlying properties, including Whiting, has the right to abandon its interest in any well or property comprising a portion of the underlying properties if, in its opinion, such well or property ceases to produce or is not capable of producing in commercially paying quantities. To reduce or eliminate the potential conflict of interest between Whiting and the Trust in determining whether a well is capable of producing in commercially paying quantities, Whiting has agreed to operate the underlying properties as a reasonably prudent operator in the same manner that it would operate if these properties were not burdened by the NPI, and Whiting has agreed to use commercially reasonable efforts to cause the other operators to operate these properties in the same manner. For the years ended December 31, 2013, 2012 and 2011, there were 34, 9 and 8 gross wells, respectively, that were plugged and abandoned on the underlying properties, based on the determination that such wells were no longer economic to operate.

In addition, Whiting may, without the consent of the Trust unitholders, require the Trust to release the NPI associated with any lease that accounts for less than or equal to 0.25% of the total production from the underlying properties in the prior 12 months and provided that the NPI covered by such releases cannot exceed, during any 12-month period, an aggregate fair market value to the Trust of $500,000. These releases will be made only in connection with a sale by Whiting of the relevant underlying properties and are conditioned upon the Trust receiving an amount equal to the fair value to the Trust of such NPI. Any net sales proceeds paid to the Trust are distributable to Trust unitholders in the quarter in which they are received. During 2013, Whiting divested two Trust properties which had no associated proved reserves or sales proceeds. Whiting includes all proceeds from Trust property divestitures, if any, in its NPI distributions to the Trust.

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

The Trust units commenced trading on the New York Stock Exchange on April 30, 2008 under the symbol “WHX.” Prior to April 30, 2008, there was no established public trading market for the Trust units. The high and low sales prices per unit for each quarter in 2013 and 2012 were as follows:

	For the Year Ended December 31,
	2013		2012
	High	Low	High	Low
First quarter (January 1 through March 31)	$7.85	$4.65	$19.15	$15.61
Second quarter (April 1 through June 30)	$9.57	$3.29	$18.69	$16.22
Third quarter (July 1 through September 30)	$5.64	$3.50	$18.20	$6.83
Fourth quarter (October 1 through December 31)	$6.33	$4.25	$7.98	$4.35

At December 31, 2013, the 13,863,889 units outstanding were held by three unitholders of record.

Distributions

Each quarter, the Trustee determines the amount of funds available for distribution to the Trust unitholders. Available funds are the excess cash, if any, received by the Trust from the NPI and other sources (such as interest earned on any amounts reserved by the Trustee) that quarter, over the Trust’s expenses for that quarter. Available funds are reduced by any cash the Trustee decides to hold as a reserve against future liabilities. Quarterly cash distributions during the term of the Trust are made by the Trustee generally no later than 60 days following the end of each quarter (or the next succeeding business day) to the Trust unitholders of record on the 50th day following the end of each quarter. The table below presents the net cash proceeds for each quarter of 2013 and 2012 attributable to the 90% NPI, the estimated Trust expenses, Montana state income taxes reserved for by the Trustee and the resulting distributable income per Trust unit (dollars in thousands, except distributable income per unit).

2013 Quarterly Distributions	Net Cash Proceeds (90% NPI)	Estimated Trust Expenses	Montana State Income Tax Withholdings	Distributable Income per Unit
First quarter	$8,174	$100	$66	$0.577618
Second quarter	6,629	300	45	0.453290
Third quarter	7,668	225	46	0.533550
Fourth quarter	8,414	140	65	0.592105

Total	$30,885	$765	$222	$2.156563

2012 Quarterly Distributions	Net Cash Proceeds (90% NPI)	Estimated Trust Expenses	Montana State Income Tax Withholdings	Distributable Income per Unit
First quarter	$10,247	$175	$70	$0.721468
Second quarter	10,285	175	81	0.723387
Third quarter	9,845	245	49	0.688853
Fourth quarter	7,479	325	51	0.512336

Total	$37,856	$920	$251	$2.646044

Subsequent to year end, on March 3, 2014, a distribution of $0.557120 per Trust unit was paid to Trust unitholders owning Trust units as of February 19, 2014. This aggregate distribution to all Trust unitholders consisted of net cash proceeds of $8.0 million paid by Whiting to the Trust, less a provision of $250,000 for estimated Trust expenses and $59,484 for Montana state income tax withholdings.

Equity Compensation Plans

The Trust does not have any employees and, therefore, does not maintain any equity compensation plans.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

There were no purchases of Trust units by the Trust or any affiliated purchaser during the fourth quarter of 2013.

Item 6.	Selected Financial Data

The following table sets forth selected data for the Trust for the years ended December 31, 2013, 2012 and 2011 and as of December 31, 2013, 2012 and 2011 based on the Trust’s audited financial statements (dollars and shares in thousands, except distributable income per unit):

	Year Ended December 31,
	2013	2012	2011
Income from net profits interest	$30,885	$37,856	$41,933
Distributable income	$29,898	$36,685	$40,920
Distributable income per unit	$2.156563	$2.646044	$2.951553

	December 31,
	2013	2012	2011
Trust corpus	$18,002	$31,055	$46,593
Total assets at year-end	$18,102	$31,282	$46,739
Trust units outstanding	13,864	13,864	13,864

Item 7.	Trustee’s Discussion and Analysis of Financial Condition and Results of Operation

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

Oil and gas prices historically have been volatile and may fluctuate widely in the future. The table below highlights these price trends by listing quarterly average NYMEX crude oil and natural gas prices for the periods indicated through December 31, 2013. The 2013 NPI distributions were mainly affected, however, by October 2012 through September 2013 oil prices and by September 2012 through August 2013 natural gas prices.

	2011				2012				2013
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Crude oil (per Bbl)	$94.25	$102.55	$89.81	$94.02	$102.94	$93.51	$92.19	$88.20	$94.34	$94.23	$105.82	$97.50
Natural gas (per MMBtu)	$4.10	$4.32	$4.20	$3.54	$2.72	$2.21	$2.81	$3.41	$3.34	$4.10	$3.58	$3.60

Lower oil and gas prices on production from the underlying properties could cause the following: (i) a reduction in the amount of net proceeds to which the Trust is entitled; and (ii) a reduction in the amount of oil, natural gas and natural gas liquids that is economic to produce from the underlying properties causing an extension of the length of time required to produce 9.11 MMBOE (8.20 MMBOE at the 90% NPI). All costless collar hedge contracts Whiting entered into, and in turn conveyed to the Trust, terminated as of December 31, 2012 (which hedging effects impacted the February 2013 distribution to unitholders and ceased thereafter) and no additional hedges are allowed to be placed on the Trust assets. Consequently, for production applicable to quarterly payment periods after the February 2013 distribution, there has been and will be no cash settlement gains or losses on commodity derivatives, and the Trust has had and will have increased exposure to oil and natural gas price volatility.

Trust Termination.    The NPI will terminate when 9.11 MMBOE (8.20 MMBOE at the 90% NPI) have been produced and sold from the underlying properties, which is estimated to occur on March 31, 2015 based on the reserve report. The Trust will soon thereafter wind up its affairs and terminate, after which it will pay no further distributions. Since the assets of the Trust are depleting assets, a portion of each cash distribution paid on the Trust units should be considered by investors as a return of capital, with the remainder being considered as a return on investment or yield. As a result, the market price of the Trust units will decline to zero at termination of the Trust. As of December 31, 2013 on a cumulative accrual basis, 7.12 MMBOE (87%) of the Trust’s total 8.20 MMBOE have been produced and sold (of which proceeds from the sale of 273 MBOE, which is 90% of 303 MBOE, have been distributed to unitholders in the Trust’s February 2014 distribution) and 0.02 MMBOE have been divested. The remaining reserve quantities are projected to be produced by March 31, 2015, based on the reserve report for the underlying properties as of December 31, 2013. For additional discussion relating to and of the assumptions underlying the estimated date when 9.11 MMBOE (8.20 MMBOE at the 90% NPI) will be produced and sold from the underlying properties, after which the Trust will soon thereafter wind up its affairs and terminate, see “Description of the Underlying Properties” in Item 2 of this Annual Report on Form 10-K.

Establishment of Reserves.    The Trust agreement authorizes the Trustee to establish a cash reserve for the payment of any liability that is contingent or uncertain in amount or that is not otherwise currently due and payable. In preparation for the termination of the Trust, the Trustee expects to establish a cash reserve for the payment of expenses after the final distribution to unitholders. The reserve may be funded from time to time beginning with distributions to be made in 2014, or may be funded largely or entirely from the final distribution to be made to unitholders. In any case, however, any final distribution to unitholders will be subject to the prior payment of all expenses and liabilities of the Trust, and to the establishment and funding of any reserves the Trustee deems appropriate for contingent liabilities.

For a discussion of material changes to proved reserves, see “Reserves” in Item 2 of this Annual Report on Form 10-K. Additionally, for a discussion of the need to use enhanced recovery techniques, see “Oil and Natural Gas Production” in Item 2 of this Annual Report on Form 10-K.

Results of Trust Operations

The following is a summary of income from net profits interest received by the Trust for the years ended December 31, 2013, 2012 and 2011, consisting of the February, May, August and November distributions for each respective year (dollars in thousands, except per Bbl, per Mcf and per BOE amounts):

	Year Ended December 31,
	2013		2012		2011
Sales volumes:
Oil from underlying properties (MBbl)(a)	707	(b)	762	(c)	760	(d)
Natural gas from underlying properties (MMcf)	2,580	(b)	2,805	(c)	2,947	(d)

Total production (MBOE)	1,137		1,229		1,251

Average sales prices:
Oil (per Bbl)(a)	$82.14		$80.78		$80.16
Effect of oil hedges on average price (per Bbl)	—		—		—

Oil net of hedging (per Bbl)	$82.14		$80.78		$80.16

Natural gas (per Mcf)	$3.49		$3.16		$4.12
Effect of natural gas hedges on average price (per Mcf)	0.53	(e)	2.12		1.51

Natural gas net of hedging (per Mcf)	$4.02		$5.28		$5.63

Costs (per BOE):
Lease operating expenses	$25.96		$23.99		$20.44
Production taxes	$4.07		$3.90		$4.25
Revenues:
Oil sales(a)	$58,087	(b)	$61,542	(c)	$60,886	(d)
Natural gas sales	8,993	(b)	8,877	(c)	12,135	(d)

Total revenues	$67,080		$70,419		$73,021

Costs:
Lease operating expenses	$29,520		$29,495		$25,569
Production taxes	4,624		4,799		5,310
Cash settlement gains received on commodity derivatives	(1,381	)(e)	(5,937)		(4,450)

Total costs	$32,763		$28,357		$26,429

Net proceeds	$34,317		$42,062		$46,592
Net profits percentage	90%		90%		90%

Income from net profits interest	$30,885		$37,856		$41,933

(a)	Oil includes natural gas liquids.

(b)

Oil and gas sales volumes and related revenues for the year ended December 31, 2013 (consisting of Whiting’s February 2013, May 2013, August 2013 and November 2013 distributions to the Trust) generally represent crude oil production from October 2012 through September 2013 and natural gas production from September 2012 through August 2013.

(c)

Oil and gas sales volumes and related revenues for the year ended December 31, 2012 (consisting of Whiting’s February 2012, May 2012, August 2012 and November 2012 distributions to the Trust) generally represent crude oil production from October 2011 through September 2012 and natural gas production from September 2011 through August 2012.

(d)

Oil and gas sales volumes and related revenues for the year ended December 31, 2011 (consisting of Whiting’s February 2011, May 2011, August 2011 and November 2011 distributions to the Trust) generally represent crude oil production from October 2010 through September 2011 and natural gas production from September 2010 through August 2011.

(e)

As discussed below, all hedges terminated as of December 31, 2012 and thereby cease to affect distributions after the February 2013 distribution. Final derivative contract settlements pertaining to the months of October through December 2012 provided cash receipts of $1.4 million ($1.2 million to the 90% NPI) and were included in the February 2013 distribution to Trust unitholders.

Comparison of Results of the Trust for the Years Ended December 31, 2013 and 2012

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

Revenues.    Oil and natural gas revenues decreased $3.3 million or 5% in 2013 compared to 2012. Sales revenue is a function of average commodity prices realized and oil and gas volumes sold. The decrease in revenue between periods was due to lower oil and natural gas production volumes in 2013, partially offset by higher sales prices realized for crude oil and natural gas during 2013. Oil sales volumes decreased 7% or 55 MBbls, and gas sales volumes decreased 8% or 225 MMcf during 2013 as compared to 2012. Both of these volume decreases were primarily related to i) normal field production decline, and ii) differences in timing associated with revenues distributed and received from non-operated properties. The oil volume decline was partially offset by production increases from five new oil wells that came online during 2013. In the December 31, 2013 reserve report, production attributable to the underlying properties are estimated to decline at an approximate annualized rate of 11% for crude oil and 15% for natural gas from 2014 through the estimated March 31, 2015 NPI termination date. The average price for gas before the effects of hedging increased 10% between periods, and the average price for oil before the effects of hedging increased 2% between periods.

Lease Operating Expenses.    Lease operating expenses (“LOE”) remained consistent at $29.5 million for both 2013 and 2012, primarily due to increases in plug and abandonment charges of $0.6 million and labor costs of $0.5 million, offset by a decrease in the cost of oilfield goods and services of $1.1 million in 2013 compared to 2012. The decrease in overall production volumes between periods resulted in an increase in LOE on a per BOE basis of 8%, however, from $23.99 in 2012 to $25.96 in 2013.

Production Taxes.    Production taxes are typically calculated as a percentage of oil and gas revenues before the effects of hedging, and production taxes as a percent of revenues remained relatively consistent at 6.9% and 6.8% during 2013 and 2012, respectively. Overall production taxes during 2013 decreased, however, by $0.2 million (or 4%) compared to 2012, primarily due to lower oil and gas sales revenue between periods.

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

Cash settlements relating to these hedges resulted in a gain of $1.4 million for the year ended December 31, 2013, which had the effect of increasing the average realized price of natural gas by $0.53 per Mcf for that period, and cash settlements relating to these hedges resulted in a gain of $5.9 million for the year ended December 31, 2012, which had the effect of increasing the average realized price of natural gas by $2.12 per Mcf for that period. As a result, the total net price of natural gas of $4.02 per Mcf and $5.28 per Mcf that the Trust received for 2013 and 2012, respectively, included premiums of 13% and 40%, respectively, related to the effects of hedging for those same periods. However, all hedge related pricing impacts ceased after the February 2013 distribution, which is included in the results of operations for the year ended December 31, 2013 presented above, while the Trust’s oil and gas reserves are currently projected to terminate in March 2015 based on the Trust’s December 31, 2013 reserve report. Therefore, no commodity price hedges were in effect during the quarterly payment periods covered by the May 2013 distribution, August 2013 distribution and November 2013 distribution, nor will there be hedges in effect during any future Trust distributions through Trust termination, which has the effect of increasing the Trust’s exposure to oil and natural gas price volatility.

General and Administrative Expenses.    For the year ended December 31, 2013, the Trust’s general and administrative expenses increased by $0.1 million as compared to 2012 due to differences in timing as to when certain invoices for annual audit services were received and paid by the Trustee.

Distributable Income.    For the year ended December 31, 2013, the Trust’s distributable income was $29.9 million and was based on income from net profits interest of $30.9 million, reduced by Trust general and administrative expenses of $0.9 million and Montana state income tax withholdings of $0.2 million, and adjusted for changes in Trust cash reserves. This compares to distributable income of $36.7 million during 2012, which was based on income from net profits interest of $37.9 million, reduced by Trust general and administrative expenses of $0.8 million and Montana state income tax withholdings of $0.3 million, and adjusted for changes in Trust cash reserves.

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

Revenues.    Oil and natural gas revenues decreased $2.6 million (or 4%) in 2012 compared to 2011. Revenues are a function of oil and natural gas sales prices and production volumes sold. The decrease in revenue between periods was due to lower sales prices realized for natural gas in 2012 and lower natural gas production volumes, which effect was partially offset by higher sales prices realized for crude oil during 2012. The average price for gas before the effects of hedging decreased 23% between periods, while the average price for oil before the effects of hedging increased 1%. Gas sales volumes decreased 142 MMcf (or 5%) during 2012 as compared to 2011, while oil volumes remained consistent between periods. Gas volume decreases in 2012 were primarily related to normal field production decline. Partially offsetting this gas volume decline were 2012 production increases related to (i) the resolution of pressure issues at a gas pipeline sales point in Oklahoma which negatively impacted gas production during 2011, (ii) recovery from Mississippi River flooding which hampered gas production in Louisiana during the third quarter of 2011, and (iii) three recently drilled gas wells that came online during the last twelve months. Oil sales volumes remained relatively consistent between periods primarily due to four recently drilled oil wells that came online during the last twelve months, as well as workover activity that resulted in increased production. These positive effects on oil production were largely offset by normal field production decline.

Lease Operating Expenses.    Lease operating expenses (“LOE”) increased $3.9 million (or 15%) during 2012 compared to 2011. This increase in lease operating expenses during 2012 was primarily due to an increase of $3.8 million in the cost of oilfield goods and services, a $0.5 million increase in operating costs charged to wells that are not operated by Whiting, and $0.4 million in higher labor costs on Whiting-operated properties. These increases were partially offset by a $0.8 million decrease in plug and abandonment charges between periods. The increase in overall LOE coupled with the decrease in overall production volumes between periods resulted in an increase in LOE on a per BOE basis of 17%, from $20.44 in 2011 to $23.99 in 2012.

Production Taxes.    Production taxes are typically calculated as a percentage of oil and gas revenues before the effects of hedging, and production taxes as a percent of revenues declined between periods, from 7.3% in 2011 to 6.8% in 2012. Overall production taxes also decreased during 2012 by $0.5 million (or 10%) compared to 2011. This decrease was primarily related to certain production tax refunds received in the third quarter of 2012.

Cash Settlements on Commodity Derivatives.    In connection with Whiting’s conveyance of the net profits interest to the Trust, Whiting entered into certain costless collar hedge contracts in order to reduce the Trust’s exposure to commodity price volatility. If current market prices were lower than a collar’s price floor when the cash settlement amount was calculated, Whiting received cash proceeds from the contract counterparty. Conversely, if current market prices were higher than a collar’s price ceiling when the cash settlement amount was calculated, Whiting was required to pay the contract counterparty.

Cash settlements relating to these hedges resulted in a gain of $5.9 million for the year ended December 31, 2012, which had the effect of increasing the average price of natural gas by $2.12 per Mcf for that period, and cash settlements relating to these hedges resulted in a gain of $4.5 million for the year ended December 31, 2011, which had the effect of increasing the average price of natural gas by $1.51 per Mcf for that period. As a result, the total net price of natural gas of $5.28 per Mcf and $5.63 per Mcf that the Trust received for 2012 and 2011, respectively, included premiums of 40% and 27%, respectively, related to the effects of hedging for those same periods. However, all hedges and their related pricing impacts terminated as of December 31, 2012, while the Trust’s oil and gas reserves are currently projected to terminate in March 2015 based on the Trust’s 2013 reserve report. Therefore, no commodity price hedges were in effect following the February 2013 distribution, which has the effect of increasing the Trust’s exposure to oil and natural gas price volatility.

General and Administrative Expenses.    For the year ended December 31, 2012, the Trust’s general and administrative expenses increased by $0.1 million as compared to 2011 due to differences in timing as to when certain administrative invoices were received and paid by the Trustee. Certain invoices for annual services provided by auditors and tax consultants were paid during the year ended December 31, 2012, and these recurring invoices were not similarly paid during the 2011 reporting period.

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

Income to the Trust from the NPI is based on the calculation and definitions of “gross proceeds” and “net proceeds” contained in the conveyance agreement, which is filed as an exhibit to this report, and reference is hereby made to such conveyance agreement for the actual definitions of “gross proceeds” and “net proceeds”.

Although capital expenditures for the testing, drilling, completion, equipping, plugging back or recompletion of any well that is a part of the underlying properties cannot be deducted from gross proceeds pursuant to the terms of the conveyance agreement, Whiting incurred capital expenditures of $7.1 million on the underlying properties during 2013, compared to $6.8 million in 2012 and $1.8 million in 2011. Such expenditures were not deducted from gross proceeds or Trust distributions, but they may have the effect of ultimately accelerating the receipt of NPI net proceeds and thereby benefiting the Trust unitholders by accelerating their return on investment. The Trust cannot provide any assurance that this will continue to occur or that future capital expenditures will be consistent with historical levels.

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

Contractual Obligations

The following table summarizes the Trust’s obligations and commitments as of December 31, 2013 to make future payments during the specified time periods:

	Payments Due by Period
Contractual Obligations	Total	2014	2015(d)
Delaware Trustee fees(a)	$7,000	$3,500	$3,500
Trustee administrative service fees(b)	200,000	160,000	40,000
Whiting administrative service fees(c)	250,000	200,000	50,000

Total	$457,000	$363,500	$93,500

(a)	Pursuant to the terms of the Trust agreement, the Trust is obligated to pay the Delaware Trustee a fee of $3,500 per year.

(b)	Pursuant to the terms of the Trust agreement, the Trust is obligated to pay the Trustee an administrative fee of $160,000 per year.

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

(d)	The 2015 period represents obligations through the March 2015 estimated Trust termination date, based on the Trust’s 2013 reserve report, although actual amounts paid may differ from these estimates.

New Accounting Pronouncements

There were no accounting pronouncements issued during the year ended December 31, 2013 applicable to the Trust or its financial statements.

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

Oil and Gas Reserves.    The proved oil and gas reserves for the underlying properties are estimated by independent petroleum engineers. Reserve engineering is a subjective process that is dependent upon the quality of available data and the interpretation thereof. Estimates by different engineers often vary, sometimes significantly. In addition, physical factors such as the results of drilling, testing and production subsequent to the date of an estimate, as well as economic factors such as changes in product prices and production costs, may justify revision of such estimates. Accordingly, oil and gas quantities ultimately recovered and the timing of production may be substantially different from estimates, and we are unable to predict changes in reserve quantity estimates as such quantities are dependent on future economic and operational conditions.

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

The revenues derived from the underlying properties depend substantially on prevailing crude oil, natural gas and natural gas liquid prices. As a result, commodity prices also affect the amount of cash flow available for distribution to the Trust unitholders. Lower prices may also reduce the amount of oil, natural gas and natural gas liquids that Whiting can economically produce. Whiting sells the oil, natural gas and natural gas liquid production from the underlying properties under floating market price contracts each month. Whiting entered into certain hedge contracts through December 31, 2012 (which had effects extending through the February 2013 distribution to unitholders) to manage the exposure to crude oil and natural gas price volatility associated with revenues generated from the underlying properties, and to achieve more predictable cash flows. However, all hedging contracts terminated as of December 31, 2012, which effects in turn terminated as of the February 2013 distribution. No additional hedges are allowed to be placed on Trust assets, nor can the Trust enter into derivative contracts for speculative or trading purposes.

Crude oil costless collar arrangements settle based on the average of the closing settlement price for each commodity business day in the contract period. Natural gas costless collar arrangements settle based on the closing settlement price on the second to last scheduled trading day of the month prior to delivery. In a collar arrangement, the counterparty was required to make a payment to Whiting for the difference between the fixed floor price and the settlement price if the settlement price was below the fixed floor price. Whiting was required to make a payment to the hedge counterparty for the difference between the fixed ceiling price and the settlement price if the settlement price was above the fixed ceiling price. The amount received by Whiting from the counterparty upon settlements of the hedge contracts reduced the operating expenses related to the underlying properties when calculating net proceeds. Commodity derivative contracts that settled from October through December 2012 provided cash receipts of $1.2 million (90% of $1.4 million) which were included in the February 2013 distribution to Trust unitholders.

Item 8.	Financial Statements and Supplementary Data

Index to Whiting USA Trust I Financial Statements

(Modified Cash Basis)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustee and Unit Holders of

Whiting USA Trust I

c/o The Bank of New York Mellon Trust Company, N.A., Trustee

Austin, Texas

We have audited the accompanying statements of assets, liabilities and trust corpus — modified cash basis of Whiting USA Trust I (the “Trust”) as of December 31, 2013 and 2012, and the related statements of distributable income and changes in trust corpus — modified cash basis for the years ended December 31, 2013, 2012, and 2011. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on the financial statements based on our audits.

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

As described in Note 1 to the financial statements, the remaining reserve quantities are projected to be produced and sold by March 31, 2015, based on the reserve report for the underlying properties as of December 31, 2013. Soon thereafter, the Trust will wind up its affairs and terminate, after which it will pay no further distributions. As described in Note 2 to the financial statements, these financial statements were prepared on the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of Whiting USA Trust I as of December 31, 2013 and 2012, and its distributable income and changes in trust corpus for the years ended December 31, 2013, 2012, and 2011, on the comprehensive basis of accounting described in Note 2 to the financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2014 expressed an unqualified opinion on the Trust’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Austin, Texas

March 12, 2014

WHITING USA TRUST I

Statements of Assets, Liabilities and Trust Corpus

(In thousands, except unit data)

	December 31,
	2013	2012
ASSETS
Cash and short-term investments	$100	$227
Investment in net profits interest, net	18,002	31,055

Total assets	$18,102	$31,282

LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses	$100	$227
Trust corpus (13,863,889 Trust units issued and outstanding at December 31, 2013 and 2012)	18,002	31,055

Total liabilities and Trust corpus	$18,102	$31,282

Statements of Distributable Income

(In thousands, except distributable income per unit data)

	Year Ended December 31,
	2013	2012	2011
Income from net profits interest	$30,885	$37,856	$41,933
General and administrative expenses	(892)	(839)	(749)
Cash reserves used (withheld) for current Trust expenses	127	(81)	(1)
State income tax withholding	(222)	(251)	(263)

Distributable income	$29,898	$36,685	$40,920

Distributable income per unit	$2.156563	$2.646044	$2.951553

Statements of Changes in Trust Corpus

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Trust corpus, beginning of period	$31,055	$46,593	$61,999
Distributable income	29,898	36,685	40,920
Distributions to unitholders	(29,898)	(36,685)	(40,920)
Amortization of investment in net profits interest	(13,053)	(15,538)	(15,406)

Trust corpus, end of period	$18,002	$31,055	$46,593

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

The Trust was created to acquire and hold a term NPI for the benefit of the Trust unitholders pursuant to a conveyance to the Trust from Whiting Oil and Gas. The term NPI is an interest in certain of Whiting Oil and Gas’ properties located in the Rocky Mountains, Mid-Continent, Permian Basin and Gulf Coast regions (the “underlying properties”). The NPI is the only asset of the Trust, other than cash reserves held for Trust expenses. As of December 31, 2013, these oil and gas properties included interests in 3,062 gross (351.6 net) producing oil and gas wells.

The NPI is passive in nature, and the Trustee has no management control over and no responsibility relating to the operation of the underlying properties. The NPI entitles the Trust to receive 90% of the net proceeds from the sale of production from the underlying properties. The NPI will terminate when 9.11 MMBOE have been produced and sold from the underlying properties (such amount is the equivalent of 8.20 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the NPI), and the Trust will soon thereafter wind up its affairs and terminate, after which it will pay no further distributions. As of December 31, 2013, on a cumulative accrual basis 7.12 MMBOE (87%) of the Trust’s total 8.20 MMBOE have been produced and sold and a cumulative 0.02 MMBOE have been sold in divestitures. The remaining reserve quantities are projected to be produced by March 31, 2015, based on the reserve report for the underlying properties as of December 31, 2013.

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

e) Amortization of the investment in net profits interest is calculated based on the units-of-production method. Such amortization is charged directly to Trust corpus and does not affect cash earnings; and

f) The Trust evaluates impairment of the investment in net profits interest by comparing the undiscounted cash flows expected to be realized from the investment in net profits interest to the NPI carrying value. If the expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the investment in net profits interest. As of December 31, 2013 and 2012, no such impairment had occurred. The determination of whether the NPI is impaired requires a significant amount of judgment by the Trustee and is based on the best information available to the Trustee at the time of the evaluation. If market or oil and natural gas production conditions deteriorate, write-downs could be required in the future.

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

Concentration of Credit Risk — The underlying properties from which the NPI is derived principally sell their oil and natural gas production to end users, marketers and other purchasers that have access to nearby pipeline facilities. The following table presents the percentages by purchaser that accounted for 10% or more of the underlying properties’ total oil and natural gas sales for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Lion Oil Company	17%	17%	16%
Enterprise South Texas	15%	15%	15%
Plains Marketing	10%	11%	9%

There is significant competition among purchasers of crude oil and natural gas and if Whiting were to lose any of its largest purchasers of oil and gas from the underlying properties, several entities could reasonably be expected to purchase crude oil and natural gas produced from the underlying properties with little or no interruption to their sales.

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

Recent Accounting Pronouncements — There were no accounting pronouncements issued during the year ended December 31, 2013 applicable to the Trust or its financial statements.

WHITING USA TRUST I

NOTES TO MODIFIED CASH BASIS FINANCIAL STATEMENTS — (Continued)

3. INVESTMENT IN NET PROFITS INTEREST

Whiting Oil and Gas conveyed the NPI to the Trust in exchange for 13,863,889 Trust units. The investment in net profits interest was recorded at the historical cost of Whiting on April 30, 2008, the date of conveyance, and was determined to be $123.6 million, of which $111.2 million (90% of the NPI) was attributed to the Trust. As of December 31, 2013 and 2012, accumulated amortization of the investment in net profits interest was $93.2 million and $80.2 million, respectively.

4. INCOME FROM NET PROFITS INTEREST

The Trust received income from net profits interest as follows (dollars in thousands):

	Year Ended December 31,
	2013		2012		2011
Revenues:
Oil sales(a)	$58,087	(b)	$61,542	(c)	$60,886	(d)
Natural gas sales	8,993	(b)	8,877	(c)	12,135	(d)

Total revenues	67,080		70,419		73,021

Costs:
Lease operating expenses	29,520		29,495		25,569
Production taxes	4,624		4,799		5,310
Cash settlement gains received on commodity derivatives	(1,381	)(e)	(5,937)		(4,450)

Total costs	32,763		28,357		26,429

Net proceeds	34,317		42,062		46,592
Net profits percentage	90%		90%		90%

Income from net profits interest	$30,885		$37,856		$41,933

(a)	Oil includes natural gas liquids

(b)

Oil and gas sales volumes and related revenues for the year ended December 31, 2013 (consisting of Whiting’s February 2013, May 2013, August 2013 and November 2013 distributions to the Trust) generally represent crude oil production from October 2012 through September 2013 and natural gas production from September 2012 through August 2013.

(c)

Oil and gas sales volumes and related revenues for the year ended December 31, 2012 (consisting of Whiting’s February 2012, May 2012, August 2012 and November 2012 distributions to the Trust) generally represent crude oil production from October 2011 through September 2012 and natural gas production from September 2011 through August 2012.

(d)

Oil and gas sales volumes and related revenues for the year ended December 31, 2011 (consisting of Whiting’s February 2011, May 2011, August 2011 and November 2011 NPI distributions to the Trust) generally represent crude oil production from October 2010 through September 2011 and natural gas production from September 2010 through August 2011.

WHITING USA TRUST I

NOTES TO MODIFIED CASH BASIS FINANCIAL STATEMENTS — (Continued)

(e)

All hedges terminated as of December 31, 2012 and thereby cease to affect the distributions after the February 2013 distribution. Final derivative contract settlements pertaining to the months of October through December 2012 provided cash receipts of $1.4 million ($1.2 million to the 90% NPI) and were included in the February 2013 distribution to Trust unitholders.

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

For Montana state income tax purposes, Whiting must withhold from its NPI payments to the Trust, an amount equal to 6% of the net amount payable to the Trust from the sale of oil and gas in Montana. Whiting withheld $0.2 million, $0.3 million and $0.3 million related to Montana state income taxes for the years ended December 31, 2013, 2012 and 2011, respectively. For North Dakota, Oklahoma, Arkansas, Michigan, New Mexico, Alabama, Louisiana, Colorado, Kansas, Utah and Mississippi, neither the Trust nor Whiting is withholding the income tax due such states on distributions made to an individual resident or nonresident Trust unitholder, as long as the Trust is taxed as a grantor trust under the Internal Revenue Code.

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

7. RELATED PARTY TRANSACTIONS

Capital Expenditures — During the years ended December 31, 2013, 2012 and 2011, Whiting incurred $7.1 million, $6.8 million and $1.8 million, respectively, of capital expenditures on the underlying properties. These capital expenditures are the costs net to Whiting’s interest in the wells and which are related to the drilling and completing of oil and gas wells, capital workovers, facility upgrades and well recompletions that are performed to secure production from new horizons. Pursuant to the terms of the conveyance agreement, such expenditures were not deducted from gross proceeds or the Trust distributions.

Operating Overhead — Pursuant to the terms of the applicable joint operating agreements, Whiting deducts from the gross proceeds an overhead fee to operate those underlying properties for which Whiting has been

WHITING USA TRUST I

NOTES TO MODIFIED CASH BASIS FINANCIAL STATEMENTS — (Continued)

designated as the operator. Additionally, with respect to those underlying properties for which Whiting is the operator but where there is no operating agreement in place, Whiting deducts from the gross proceeds an overhead fee calculated in the same manner that Whiting allocates overhead to other similarly owned properties, which is customary practice in the oil and gas industry. Operating overhead activities include various engineering, legal and administrative functions. The fee is adjusted annually pursuant to COPAS guidelines and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers. The following table presents the Trust’s portion of these overhead charges for the distributions made during the years ended December 31, 2013, 2012 and 2011 (dollars in thousands, except monthly amounts per well):

	2013	2012	2011
Total overhead charges	$1,798	$1,739	$1,701
Overhead charge per month per active operated well	$465	$419	$407

Administrative Services Fee — Under the terms of the administrative services agreement, the Trust pays a quarterly administration fee of $50,000 to Whiting 60 days following the end of each calendar quarter. General and administrative expenses in the Trust’s statements of distributable income for the years ended December 31, 2013, 2012 and 2011 each include $200,000 for quarterly administrative fees paid to Whiting.

Trustee Administrative Fee — Under the terms of the Trust agreement, the Trust pays an annual administrative fee to the Trustee of $160,000, paid in four quarterly installments of $40,000 each and is billed in arrears. General and administrative expenses in the Trust’s statements of distributable income for the years ended December 31, 2013, 2012 and 2011 each include $160,000 for quarterly administrative fees paid to the Trustee.

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

8. SUBSEQUENT EVENT

On March 3, 2014, a distribution of $0.557120 per Trust unit was paid to Trust unitholders owning Trust units as of February 19, 2014. The distribution consisted of net cash proceeds of $8.0 million paid by Whiting to the Trust, less a provision of $250,000 for estimated Trust expenses and $59,484 for Montana state income tax withholdings.

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

As of December 31, 2013, all of the underlying properties’ oil and gas reserves are attributable to properties within the United States. Proved reserves attributable to the Trust and related standardized measure valuations are prepared on an accrual basis for all periods presented, which is the basis on which Whiting and the underlying properties maintain their production records and is different from the cash basis on which the Trust production records are computed.

WHITING USA TRUST I

NOTES TO MODIFIED CASH BASIS FINANCIAL STATEMENTS — (Continued)

The following is a summary of the changes in quantities of proved oil and gas reserves attributable to the Trust for the years ended December 31, 2011, 2012 and 2013:

	Oil (MBbl)	Natural Gas (MMcf)	MBOE
Balance — January 1, 2011(1)	2,732	9,547	4,323
Revisions to previous estimates	8	(481)	(71)
Extensions and discoveries	17	36	23
Divestitures	—	—	—
Production	(666)	(2,500)	(1,083)

Balance — December 31, 2011(1)	2,091	6,602	3,192
Revisions to previous estimates	19	(214)	(17)
Extensions and discoveries	15	21	19
Divestitures	—	—	—
Production	(678)	(2,434)	(1,084)

Balance — December 31, 2012(1)	1,447	3,975	2,110
Revisions to previous estimates	(118)	494	(36)
Extensions and discoveries	33	19	36
Divestitures	—	—	—
Production	(637)	(2,298)	(1,020)

Balance — December 31, 2013(1)	725	2,190	1,090

Proved developed reserves(2):
January 1, 2011	2,732	9,547	4,323

December 31, 2011	2,091	6,602	3,192

December 31, 2012	1,447	3,975	2,110

December 31, 2013	725	2,190	1,090

(1)

Reserves related to the underlying properties on a 100% full economic life basis as of January 1, 2011 and as of December 31, 2011, 2012 and 2013 were 12.6 MMBOE, 13.0 MMBOE, 10.8 MMBOE and 9.2 MMBOE, respectively. The oil and gas reserve quantities presented in the tables above are on a 90% NPI Trust life basis.

(2)

These tables do not include quantities of proved undeveloped reserves as of January 1, 2011 or as of December 31, 2011, 2012 and 2013 because the underlying properties consist of mature producing properties that are generally fully developed. Technical studies have not identified any drilling locations that meet the criteria of proved undeveloped reserves, nor has any future capital been committed for the development of proved undeveloped reserves on the underlying properties.

WHITING USA TRUST I

NOTES TO MODIFIED CASH BASIS FINANCIAL STATEMENTS — (Continued)

Notable changes in proved reserves for the year ended December 31, 2013 included:

•

Revisions to previous estimates.    In 2013, revisions to previous estimates decreased proved reserves by a net amount of 36 MBOE. Included in these revisions were 118 MBbl of downward adjustments to crude oil reserves, primarily due to reservoir analysis and well performance. This downward revision in crude oil reserves was partially offset by 0.5 Bcf of upward adjustments to natural gas reserves, primarily due to higher gas prices of $3.72 per Mcf in reserve estimates at December 31, 2013, as compared to gas prices of $3.07 per Mcf at December 31, 2012.

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

The standardized measure of discounted future net cash flows relating to proved oil and gas reserves and the changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves were prepared in accordance with the provisions of FASB ASC Topic 932, Extractive Activities — Oil and Gas. Future cash inflows as of December 31, 2013, 2012 and 2011 were computed by applying average fiscal-year prices (calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period ended December 31, 2013, 2012 and 2011, respectively) to estimated future production. Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and natural gas reserves at year end, based on year-end costs and assuming the continuation of existing economic conditions.

WHITING USA TRUST I

NOTES TO MODIFIED CASH BASIS FINANCIAL STATEMENTS — (Continued)

The standardized measure of discounted future net cash flows relating to proved oil and gas reserves attributable to the Trust is as follows (dollars in thousands):

	December 31,
	2013	2012	2011
Future cash inflows	$69,365	$131,507	$203,101
Future production costs	(30,041)	(54,502)	(75,757)
Future development costs	—	—	—

Future net cash flows	39,324	77,005	127,344
10% annual discount for estimated timing of cash flows	(2,172)	(8,052)	(18,614)

Standardized measure of discounted future net cash flows(1)	$37,152	$68,953	$108,730

(1)	No provision for federal or state income taxes has been provided because taxable income is passed through to the unitholders of the Trust.

The changes in standardized measure of discounted future net cash flows relating to proved oil and gas reserves attributable to the Trust are as follows (dollars in thousands):

	December 31,
	2013	2012	2011
Beginning of year	$68,953	$108,730	$105,707
Sale of oil and gas produced, net of production costs	(30,542)	(29,495)	(37,563)
Sale of minerals in place	—	—	—
Net changes in prices and production costs	(8,154)	(21,231)	31,579
Extensions and discoveries less related costs	4,192	724	749
Changes in estimated future development costs, net	—	—	—
Revisions of previous quantity estimates	(4,192)	(648)	(2,313)
Accretion of discount	6,895	10,873	10,571

End of year	$37,152	$68,953	$108,730

WHITING USA TRUST I

NOTES TO MODIFIED CASH BASIS FINANCIAL STATEMENTS — (Continued)

Future cash inflows included in the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves incorporate weighted average sales prices (inclusive of adjustments for quality and location) in effect at December 31, 2013, 2012 and 2011 as follows:

	2013	2012	2011
Oil (per Bbl)	$84.40	$82.44	$84.19
Gas (per Mcf)	$3.72	$3.07	$4.10

10. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended(1)
Year Ended December 31, 2013	March 31	June 30	September 30	December 31	Total
Income from net profits interest	$8,174	$6,629	$7,668	$8,414	$30,885
Distributable income	$8,008	$6,284	$7,397	$8,209	$29,898
Distributions per unit	$0.577618	$0.453290	$0.533550	$0.592105	$2.156563

Year Ended December 31, 2012
Income from net profits interest	$10,247	$10,285	$9,845	$7,479	$37,856
Distributable income	$10,003	$10,029	$9,550	$7,103	$36,685
Distributions per unit	$0.721468	$0.723387	$0.688853	$0.512336	$2.646044

(1)	Dollars in thousands, except for distributions per unit.

******

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting.    During the quarter ended December 31, 2013, there has been no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Whiting.

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

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities and Exchange Act of 1934, as amended. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with the modified cash basis of accounting. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control — Integrated Framework (1992), the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2013.

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

March 12, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustee and Unit Holders of

Whiting USA Trust I

c/o The Bank of New York Mellon Trust Company, N.A., Trustee

Austin, Texas

We have audited the internal control over financial reporting of Whiting USA Trust I (the “Trust”) as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Trustee is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Trustee’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

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

In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2013 of the Trust and our report dated March 12, 2014 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Trust’s expected termination and basis of accounting.

/s/ Deloitte & Touche LLP

Austin, Texas

March 12, 2014

Item 9B.	Other Information

None.

P A R T    I I I

Item 10.	Directors, Executive Officers and Corporate Governance

The Trust has no directors or executive officers. The Trustee is a corporate trustee that may be removed by the affirmative vote of the holders of not less than a majority of the outstanding Trust units at a meeting at which a quorum is present.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act of 1934 requires the holders of more than 10 percent of the Trust units to file with the SEC reports regarding their ownership and changes in ownership of the Trust units. The Trustee is not aware of any 10 percent unitholder having failed to comply with all Section 16(a) filing requirements in 2013.

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

During the year ended December 31, 2013 the Trustee received administrative fees from the Trust in the amount of $160,000. The Trust does not have any executive officers, directors or employees. Because the Trust does not have a board of directors, it does not have a compensation committee.

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

Capital Expenditures

During the year ended December 31, 2013, Whiting incurred capital expenditures of $7.1 million on the underlying properties. These capital expenditures are the costs net to Whiting’s interest in the wells and which are related to the drilling and completing of oil and gas wells, capital workovers, facility upgrades and well recompletions that are performed to secure production from new horizons. Pursuant to the conveyance agreement, such expenditures were not deducted from gross proceeds or the distributions in 2013 but may have the effect of ultimately accelerating the receipt of NPI net proceeds and thereby benefiting the Trust unitholders by accelerating their return on investment. The Trust cannot provide any assurance that this will continue to occur or that future capital expenditures will be consistent with historical levels.

Operating Overhead

Pursuant to the terms of the applicable operating agreements, Whiting deducts from the gross proceeds an overhead fee to operate those underlying properties for which Whiting has been designated as the operator. Additionally, for those underlying properties for which Whiting is the operator but for which there is no operating agreement, Whiting deducts from the gross proceeds an overhead fee calculated in the same manner Whiting allocates overhead to other similarly owned properties, as is customary in the oil and gas industry. The operating overhead activities include various engineering, legal, and administrative functions. For the year ended December 31, 2013, the Trust’s portion of the monthly charge totaled $1.8 million and averaged $465 per month per active operated well. The fee is adjusted annually pursuant to COPAS guidelines and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers.

Administrative Services

Under the terms of the administrative services agreement, the Trust pays a quarterly administration fee of $50,000 to Whiting 60 days following the end of each calendar quarter. General and administrative expenses in the Trust’s statements of distributable income for the year ended December 31, 2013 include $200,000 for quarterly administrative fees paid to Whiting.

The administrative services agreement will expire upon the termination of the net profits interest unless earlier terminated by mutual agreement of the Trustee and Whiting.

Trustee Administration Fee

Under the terms of the Trust agreement, the Trust pays an annual administrative fee to the Trustee of $160,000, paid in four quarterly installments of $40,000 each and is billed in arrears. General and administrative expenses in the Trust’s statements of distributable income for the year ended December 31, 2013 include $160,000 for quarterly administrative fees paid to the Trustee.

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

The Trust does not have an audit committee. Any pre-approval and approval of all services performed by the principal auditor or any other professional service firms and related fees are granted by the Trustee. The Trustee has appointed Deloitte & Touche, LLP (“Deloitte”) as the independent registered public accounting firm to audit the Trust’s financial statements for the fiscal year ended December 31, 2014. During fiscal 2013 and 2012, Deloitte served as the Trust’s independent registered public accounting firm.

The following table presents the aggregate fees billed to the Trust for the fiscal years ended December 31, 2013 and 2012 by Deloitte (dollars in thousands):

	2013	2012
Audit fees(1)	$195	$190
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total fees	$195	$190

(1)	Fees for audit services in 2013 and 2012 consisted of the audit of the Trust’s annual financial statements and reviews of the Trust’s quarterly financial statements.

P A R T    I V

Item 15.	Exhibits and Financial Statement Schedules

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

March 12, 2014

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

Appendix 1

Cawley, Gillespie & Associates, Inc.

PETROLEUM CONSULTANTS

13640 BRIARWICK DRIVE,	306 WEST SEVENTH STREET,	1000 LOUISIANA STREET,
SUITE 100 AUSTIN,	SUITE 302 FORT WORTH,	SUITE 625 HOUSTON,
TEXAS 78729-1707	TEXAS 76102-4987	TEXAS 77002-5008
512-249-7000	817-336-2461	713-651-9944
www.cgaus.com

January 21, 2014

Whiting USA Trust I

1700 Broadway, Suite 2300

Denver, Colorado 80290-2300

Re:	Evaluation Summary – SEC Price
Whiting USA Trust I Underlying Properties
Proved Producing Reserves
Certain Properties Located in Various States As of December 31, 2013

Pursuant to the Guidelines of the Securities and Exchange Commission for Reporting Corporate Reserves and Future Net Revenue

Gentlemen:

As requested, we are submitting our estimates of proved producing reserves and forecasts of economics attributable to the underlying properties, from which a net profits interest has been formed and conveyed by Whiting Petroleum Corporation to the Whiting USA Trust I. These certain oil and gas properties are located in North Dakota, Texas, Oklahoma, Arkansas, Montana, Wyoming, Michigan, New Mexico, Alabama, Louisiana, Colorado, Kansas, Utah and Mississippi. Also included in the table below are the proved reserves attributable to the same underlying properties estimated to be produced by March 31, 2015, which is the estimated date of termination for Whiting USA Trust I. This report, completed January 21, 2014 covers 100% of the proved producing reserves estimated for Whiting USA Trust I. This report includes results for an SEC pricing scenario. The results of this evaluation are presented in the accompanying tabulations, with a composite summary presented below:

		Proved Developed Producing
		Underlying Properties Full Economic Life	Underlying Properties Reserves Estimated to be Produced By March 31, 2015
Net Reserves
Oil	- Mbbl	6,394.7	734.1
Gas	- MMcf	15,496.4	2,433.3
NGL	- Mbbl	266.1	71.9
Equivalent*	- Mbbl	9,243.5	1,211.5
Revenue
Oil	- M$	566,584.2	65,443.5
Gas	- M$	58,307.7	9,044.1
NGL	- M$	9,819.1	2,584.5
Severance Taxes	- M$	48,510.6	6,029.0
Ad Valorem Taxes	- M$	8,885.6	975.6
Operating Expenses	- M$	287,969.0	26,374.0
Investments	- M$	0.0	0.0
Net Operating Income	- M$	289,345.7	43,693.4
Discounted @ 10%	- M$	166,852.9	41,280.0

*	Calculated based on an energy equivalent that one Bbl of crude oil equals six Mcf of natural gas and one Bbl of crude oil equals one Bbl of natural gas liquids.

The discounted cash flow value shown in the previous table should not be construed to represent an estimate of the fair market value by Cawley, Gillespie & Associates, Inc.

Hydrocarbon Pricing

As requested for the SEC scenario, initial WTI spot oil and Henry Hub Gas Daily prices of $96.78 per bbl and $3.67 per MMBtu, respectively, were adjusted individually to WTI posted pricing at $93.55 per bbl and Houston Ship Channel pricing at $3.65 per MMBtu, as of December 31, 2013. Further adjustments were applied on a lease level basis for oil price differentials, gas price differentials and heating values as furnished by your office. Prices were not escalated in the SEC scenario. The average adjusted prices used in the estimation of proved producing reserves for the underlying properties full economic life were $88.60 per bbl of oil, $36.91 per bbl of natural gas liquids and $3.76 per mcf of natural gas. For the proved producing reserves of the underlying properties estimated to be produced by March 31, 2015, the average adjusted prices were $89.15 per bbl of oil, $35.95 per bbl of natural gas liquids and $3.72 per mcf of natural gas.

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

Miscellaneous

An on-site field inspection of the properties has not been performed. The mechanical operation or conditions of the wells and their related facilities have not been examined nor have the wells been tested by Cawley, Gillespie & Associates, Inc. Possible environmental liability related to the properties has not been investigated nor considered. The costs of plugging and abandonment, less proceeds from the salvage value of equipment and/or facilities, have been included where material.

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

(5)(6)(7)	Net Production accruable to evaluated interest is calculated by multiplying the revenue interest times the gross production. These values take into account changes in interest and gas shrinkage.
(8)	Average (volume weighted) gross liquid price per barrel before deducting production-severance taxes.
(9)	Average (volume weighted) gross gas price per Mcf before deducting production-severance taxes.
(10)	Average (volume weighted) gross NGL price per barrel before deducting production-severance taxes.
(12)	Revenue derived from oil sales — column (5) times column (8).
(13)	Revenue derived from gas sales — column (6) times column (9).
(14)	Revenue derived from NGL sales — column (7) times column (10).
(15)	Revenue derived from other sources.
(16)	Revenue derived from hedge positions.
(17)	Total Revenue – sum of column (12) through column (16).
(18)	Production-Severance taxes deducted from gross oil and NGL revenue.
(19)	Production-Severance taxes deducted from gross gas revenue.
(20)	Revenue after taxes – column (17) less column (18) and column (19).

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

“(22) Proved

oil and gas reserves. Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible — from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations — prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

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

Cawley, Gillespie & Associates, Inc.
Appendix

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

Cawley, Gillespie & Associates, Inc.
Appendix

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

Cawley, Gillespie & Associates, Inc.
Appendix

Cawley, Gillespie & Associates, Inc.

PETROLEUM CONSULTANTS

13640 BRIARWICK DRIVE,	306 WEST SEVENTH STREET,	1000 LOUISIANA STREET,
SUITE100 AUSTIN,	SUITE 302 FORT WORTH,	SUITE 625 HOUSTON,
TEXAS 78729-1707	TEXAS 76102-4987	TEXAS 77002-5008
512-249-7000	817-336-2461	713-651-9944
www.cgaus.com

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

99

Report of Cawley, Gillespie & Associates, Inc., Independent Petroleum Engineers dated January 21, 2014 [Incorporated by reference to Appendix 1 of this Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 13, 2014 (File No. 001-34026)].

(*	Asterisk indicates exhibit previously filed with the SEC and incorporated herein by reference.)