Form 10-Q
period 2014-03-31
WHITING USA TRUST I
filed 2014-05-09
CIK 1417003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2014

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

(512) 236-6545

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 9, 2014, 13,863,889 Units of Beneficial Interest in Whiting USA Trust I were outstanding.

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

“May 2014 distribution” The cash distribution to Trust unitholders of record on May 20, 2014 which is payable on or before May 30, 2014.

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

“net wells” The sum of the fractional working interests owned in gross wells.

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

“SEC” The U.S. Securities and Exchange Commission.

“working interest” The interest in a crude oil and natural gas property (normally a leasehold interest) that gives the owner the right to drill, produce and conduct operations on the property and to share in production, subject to all royalties, overriding royalties and other burdens and the obligations to share in all costs of exploration, development and operations and all risks in connection therewith.

“workover” Operations on a producing well to restore or increase production.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WHITING USA TRUST I

Statements of Assets, Liabilities and Trust Corpus (Unaudited)

(In thousands, except unit data)

	March 31, 2014	December 31, 2013
ASSETS
Cash and short-term investments	$106	$100
Investment in net profits interest, net	14,520	18,002

Total assets	$14,626	$18,102

LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses	$106	$100
Trust corpus (13,863,889 Trust units issued and outstanding at March 31, 2014 and December 31, 2013)	14,520	18,002

Total liabilities and Trust corpus	$14,626	$18,102

Statements of Distributable Income (Unaudited)

(In thousands, except distributable income per unit data)

	Three Months Ended March 31,
	2014	2013
Income from net profits interest	$8,033	$8,174
General and administrative expenses	(244)	(156)
Cash reserves used (withheld) for current Trust expenses	(6)	56
State income tax withholding	(59)	(66)

Distributable income	$7,724	$8,008

Distributable income per unit	$0.557120	$0.577618

Statements of Changes in Trust Corpus (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2014	2013
Trust corpus, beginning of period	$18,002	$31,055
Distributable income	7,724	8,008
Distributions to unitholders	(7,724)	(8,008)
Amortization of investment in net profits interest	(3,482)	(3,353)

Trust corpus, end of period	$14,520	$27,702

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

The NPI is passive in nature, and the Trustee has no management control over and no responsibility relating to the operation of the underlying properties. The NPI entitles the Trust to receive 90% of the net proceeds from the sale of production from the underlying properties. The NPI will terminate when 9.11 MMBOE have been produced and sold from the underlying properties (such amount is the equivalent of 8.20 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the NPI), and the Trust will soon thereafter wind up its affairs and terminate, after which it will pay no further distributions. As of March 31, 2014 on a cumulative accrual basis, 7.37 MMBOE (90%) of the Trust’s total 8.20 MMBOE have been produced and sold and a cumulative 0.02 MMBOE have been sold in divestitures. The remaining reserve quantities are projected to be produced by March 31, 2015, based on the reserve report for the underlying properties as of December 31, 2013. The Trust’s Annual Report on Form 10-K includes additional information on the Trust’s reserves as of December 31, 2013.

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

2. BASIS OF ACCOUNTING

Interim Financial Statements — The accompanying unaudited financial information has been prepared by the Trustee in accordance with the instructions to the Quarterly Report on Form 10-Q. The accompanying financial information is prepared on a comprehensive basis of accounting other than GAAP. The Trustee believes that the information furnished reflects all adjustments (consisting of normal and recurring adjustments) which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. The Trust’s 2013 Annual Report on Form 10-K includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report on Form 10-Q.

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

Recent Accounting Pronouncements — There were no accounting pronouncements issued during the three months ended March 31, 2014 applicable to the Trust or its financial statements.

3. INVESTMENT IN NET PROFITS INTEREST

Whiting Oil and Gas conveyed the NPI to the Trust in exchange for 13,863,889 Trust units. The investment in net profits interest was recorded at the historical cost basis of Whiting on April 30, 2008, the date of conveyance, and was determined to be $123.6 million, of which $111.2 million (90% of the NPI) was attributed to the Trust. As of March 31, 2014 and December 31, 2013, accumulated amortization of the investment in net profits interest was $96.7 million and $93.2 million, respectively.

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

6. RELATED PARTY TRANSACTIONS

Capital Expenditures — During the three months ended March 31, 2014, Whiting incurred $1.5 million of capital expenditures on the underlying properties. These capital expenditures are the costs net to Whiting’s interest in the wells and which are related to the drilling and completing of oil and gas wells, capital workovers, facility upgrades and well recompletions that are performed to secure production from new horizons. Pursuant to the terms of the conveyance agreement, such expenditures were not deducted from gross proceeds or the Trust distributions.

Operating Overhead — Pursuant to the terms of the applicable joint operating agreements, Whiting deducts from the gross proceeds an overhead fee to operate those underlying properties for which Whiting has been designated as the operator. Additionally, with respect to those underlying properties for which Whiting is the operator but where there is no operating agreement in place, Whiting deducts from the gross proceeds an overhead fee calculated in the same manner that Whiting allocates overhead to other similarly owned properties, which is customary practice in the oil and gas industry. Operating overhead activities include various engineering, legal and administrative functions. The fee is adjusted annually pursuant to COPAS guidelines and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers. The following table presents the Trust’s portion of these overhead charges for the distributions made during the three months ended March 31, 2014 and 2013 (dollars in thousands, except monthly amounts per well):

	Three Months Ended March 31,
	2014	2013
Total overhead charges	$463	$433
Overhead charge per month per active operated well	$480	$417

Administrative Services Fee — Under the terms of the administrative services agreement, the Trust pays a quarterly administration fee of $50,000 to Whiting 60 days following the end of each calendar quarter. General and administrative expenses in the Trust’s statements of distributable income for the three months ended March 31, 2014 and 2013 each include $50,000 for quarterly administrative fees paid to Whiting.

Trustee Administrative Fee — Under the terms of the Trust agreement, the Trust pays an annual administrative fee to the Trustee of $160,000, paid in four quarterly installments of $40,000 each and is billed in arrears. General and administrative expenses in the Trust’s statements of distributable income for the three months ended March 31, 2014 and 2013 each include $40,000 for quarterly administrative fees paid to the Trustee.

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

7. SUBSEQUENT EVENT

On May 7, 2014, the Trustee announced the Trust distribution of net profits for the first quarterly payment period in 2014. Unitholders of record on May 20, 2014 are expected to receive a distribution of $0.468402 per Trust unit, which is payable on or before May 30, 2014. This aggregate distribution to all Trust unitholders is expected to consist of net cash proceeds of $6.9 million paid by Whiting to the Trust, less a provision of $370,000 for estimated Trust expenses and $39,889 for Montana state income tax withholdings.

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

The following review of the Trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto, as well as the Trustee’s discussion and analysis contained in the Trust’s 2013 Annual Report on Form 10-K. The Trust’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available on the SEC’s website www.sec.gov.

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including without limitation the statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. No assurance can be given that such expectations will prove to have been correct. When used in this document, the words “believes,” “expects,” “anticipates,” “projects,” “intends” or similar expressions are intended to identify such forward-looking statements. The following important factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q, could affect the future results of the energy industry in general, of Whiting and the Trust in particular, and could cause actual results to differ materially from those expressed in such forward-looking statements:

•	the effect of changes in commodity prices and conditions in the capital markets;

•	uncertainty of estimates of oil and natural gas reserves and production;

•	risks incident to the operation of oil and natural gas wells;

•	future production costs;

•	the inability to access oil and natural gas markets due to market conditions or operational impediments;

•	failure of the underlying properties to yield oil or natural gas in commercially viable quantities;

•	the effect of existing and future laws and regulatory actions;

•	competition from others in the energy industry;

•	inflation or deflation; and

•	other risks described under the caption “Risk Factors” in the Trust’s 2013 Annual Report on Form 10-K.

All subsequent written and oral forward-looking statements attributable to Whiting or the Trust or persons acting on behalf of Whiting or the Trust are expressly qualified in their entirety by these factors. The Trustee assumes no obligation, and disclaims any duty, to update these forward-looking statements.

Overview and Trust Termination

The Trust does not conduct any operations or activities. The Trust’s purpose is in general to hold the NPI, to distribute to unitholders cash that the Trust receives in respect of the NPI, and to perform certain administrative functions in respect of the NPI and the Trust units. The Trust derives substantially all of its income and cash flows from the NPI, and the NPI entitles the Trust to receive 90% of the net proceeds from the sale of production from the underlying properties.

Oil and gas prices historically have been volatile and may fluctuate widely in the future. The table below highlights these price trends by listing quarterly average NYMEX crude oil and natural gas prices for the periods indicated through March 31, 2014. The February 2014 distribution in the first quarter of 2014 was mainly affected, however, by October 2013 through December 2013 oil prices and September 2013 through November 2013 natural gas prices.

	2012				2013				2014
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1
Crude oil (per Bbl)	$102.94	$93.51	$92.19	$88.20	$94.34	$94.23	$105.82	$97.50	$98.62
Natural gas (per MMBtu)	$2.72	$2.21	$2.81	$3.41	$3.34	$4.10	$3.58	$3.60	$4.93

Lower oil and gas prices on production from the underlying properties could cause the following: (i) a reduction in the amount of net proceeds to which the Trust is entitled; and (ii) a reduction in the amount of oil, natural gas and natural gas liquids that is economic to produce from the underlying properties causing an extension of the length of time required to produce 9.11 MMBOE (8.20 MMBOE at the 90% NPI). All costless collar hedge contracts Whiting entered into, and in turn conveyed to the Trust, terminated as of December 31, 2012 (which hedging effects impacted the February 2013 distribution to unitholders and ceased thereafter) and no additional hedges are allowed to be placed on the Trust assets. Consequently, for production applicable to quarterly payment periods after the February 2013 distribution, there has been and will be no cash settlement gains or losses on commodity derivatives, and the Trust has had and will have increased exposure to oil and natural gas price volatility since the February 2013 distribution.

Trust Termination. The NPI will terminate when 9.11 MMBOE (8.20 MMBOE at the 90% NPI) have been produced and sold from the underlying properties, which is estimated to occur by March 31, 2015 based on the reserve report for the underlying properties as of December 31, 2013. The Trust will soon thereafter wind up its affairs and terminate, after which it will pay no further distributions. As a result, the market price of the Trust units will decline to zero at termination of the Trust. Therefore, since the assets of the Trust are depleting assets, a portion of each cash distribution paid on the Trust units should be considered by investors as a return of capital, with the remainder being considered as a return on investment or yield. For a description of certain risks relating to the market price of the Trust units, see the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, Item 1A. Risk Factors “The market price for the Trust units may not reflect the value of the NPI held by the Trust and, in addition, over time will decline to zero shortly after the NPI termination date, currently estimated to be March 31, 2015. If the Trust units are trading at a price substantially in excess of the aggregate distributions that may reasonably be expected to be made prior to the termination of the Trust, the price decline is likely to include one or more abrupt substantial decreases”.

As of March 31, 2014 on a cumulative accrual basis, 7.37 MMBOE (90%) of the Trust’s total 8.20 MMBOE have been produced and sold (of which proceeds from the sale of 234 MBOE, which is 90% of 260 MBOE, will be distributed to unitholders in the Trust’s forthcoming May 2014 distribution) and 0.02 MMBOE have been divested. The remaining reserve quantities are projected to be produced by March 31, 2015, based on the reserve report for the underlying properties as of December 31, 2013. For additional discussion relating to and of the assumptions underlying the estimated date when 9.11 MMBOE (8.20 MMBOE at the 90% NPI) will be produced and sold from the underlying properties, after which the Trust will soon thereafter wind up its affairs and terminate, see “Description of the Underlying Properties” in Item 2 of the Trust’s 2013 Annual Report on Form 10-K.

Establishment of Reserves. The Trust agreement authorizes the Trustee to establish a cash reserve for the payment of any liability that is contingent or uncertain in amount or that is not otherwise currently due and payable. In preparation for the termination of the Trust, the Trustee expects to establish a cash reserve for the payment of expenses after the final distribution to unitholders. The reserve may be funded from time to time beginning with distributions expected to be made in 2014, or may be funded largely or entirely from the final distribution to be made to unitholders. In any case, however, any final distribution to unitholders will be subject to the prior payment of all expenses and liabilities of the Trust, and to the establishment and funding of any reserves the Trustee deems appropriate for contingent liabilities.

Results of Trust Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

The following is a summary of income from net profits interest and distributable income received by the Trust for the three months ended March 31, 2014 and 2013, consisting of the February distributions for each respective period (dollars in thousands, except per Bbl, per Mcf and per BOE amounts):

	Three Months Ended March 31,
	2014		2013
Sales volumes:
Oil from underlying properties (Bbl) (a)	193,372	(b)	184,257	(c)
Natural gas from underlying properties (Mcf)	659,901	(b)	647,344	(c)

Total production (BOE)	303,356		292,148
Average sales prices:
Oil (per Bbl) (a)	$81.30		$77.86
Effect of oil hedges on average price (per Bbl)	—		—

Oil net of hedging (per Bbl)	$81.30		$77.86

Natural gas (per Mcf)	$3.50		$3.08
Effect of natural gas hedges on average price (per Mcf)	—		2.13	(d)

Natural gas net of hedging (per Mcf)	$3.50		$5.21

Costs (per BOE):
Lease operating expenses	$25.59		$25.58
Production taxes	$4.42		$3.99
Revenues:
Oil sales (a)	$15,721	(b)	$14,347	(c)
Natural gas sales	2,308	(b)	1,992	(c)

Total revenues	$18,029		$16,339

Costs:
Lease operating expenses	$7,764		$7,472
Production taxes	1,340		1,166
Cash settlement gains received on commodity derivatives	—		(1,381	) (d)

Total costs	$9,104		$7,257

Net proceeds	$8,925		$9,082
Net profits percentage	90%		90%

Income from net profits interest	$8,033		$8,174

Provision for estimated Trust expenses	(250)		(100)
Montana state income tax withheld	(59)		(66)

Distributable Income	$7,724		$8,008

(a)	Oil includes natural gas liquids.

(b)

Oil and gas sales volumes and related revenues for the three months ended March 31, 2014 (consisting of Whiting’s February 2014 distribution to the Trust) generally represent crude oil production from October 2013 through December 2013 and natural gas production from September 2013 through November 2013.

(c)

Oil and gas sales volumes and related revenues for the three months ended March 31, 2013 (consisting of Whiting’s February 2013 distribution to the Trust) generally represent crude oil production from October 2012 through December 2012 and natural gas production from September 2012 through November 2012.

(d)

As discussed below, all hedges terminated as of December 31, 2012 and thereby ceased to affect distributions after the February 2013 distribution. Final derivative contract settlements pertaining to the months of October through December 2012 provided cash receipts of $1.4 million ($1.2 million to the 90% NPI) and were included in the February 2013 distribution to Trust unitholders.

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

Revenues. Oil and natural gas revenues increased $1.7 million or 10% for the three months ended March 31, 2014 compared to the same period in 2013. Sales revenue is a function of average commodity prices realized and oil and gas volumes sold. The increase in revenue between periods was due to higher sales prices realized for oil and natural gas as well as higher oil and natural gas production volumes during the first quarter of 2014 as compared to the same 2013 period. The average sales price realized before the effects of hedging increased for oil by 4% and for gas by 14% between periods. Oil sales volumes increased 9 MBbls (or 5%), and gas sales volumes increased 13 MMcf (or 2%) during the first quarter of 2014 compared to the same period in 2013. Both of these volume increases were primarily related to i) five new wells that came online during the last twelve months, and ii) differences in timing associated with revenues received from non-operated properties. These volume increases were partially offset by normal field production decline. In the December 31, 2013 reserve report, production attributable to the underlying properties is estimated to decline at an approximate annualized rate of 11% for crude oil and 15% for natural gas from 2014 through the estimated NPI termination date.

Lease Operating Expenses. LOE increased $0.3 million or 4% during the first three months of 2014 compared to the same 2013 period, primarily due to $0.2 million in higher ad valorem taxes and a $0.1 million increase in labor costs on Whiting-operated properties. LOE on a per BOE basis, however, remained relatively consistent at $25.59 and $25.58 for the first three months of 2014 and 2013, respectively, due to the increases in production volumes between periods.

Production Taxes. Production taxes are typically calculated as a percentage of oil and natural gas revenues before the effects of hedging, and production taxes as a percent of revenues remained relatively consistent at 7.4% and 7.1% for the first three months of 2014 and 2013, respectively. Overall production taxes during the first quarter of 2014 increased, however, by $0.2 million (or 15%) compared to the same period in 2013, primarily due to higher oil and natural gas sales revenue between periods.

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

All such conveyed hedges terminated as of December 31, 2012, and all hedge related pricing impacts ceased after the February 2013 distribution. Thus, there were no hedges in effect or related cash settlements during the first three months of 2014. Cash settlements relating to these hedges resulted in a gain of $1.4 million for the three months ended March 31, 2013, which had the effect of increasing the average realized price of natural gas by $2.13 per Mcf for that period. As a result, the total net price of natural gas of $5.21 per Mcf that the Trust received for the three months ended March 31, 2013, included a premium of 41% related to the effects of hedging for that same period. The hedges terminated as of the February 2013 distribution; however, the Trust’s oil and gas reserves are currently projected to terminate by March 31, 2015 based on the Trust’s December 31, 2013 reserve report. Therefore, no commodity price hedges will impact future Trust distributions through Trust termination, which has the effect of increasing the Trust’s exposure to oil and natural gas price volatility.

Provision for Estimated Trust Expenses. The provision for estimated Trust expenses in the first quarter of 2014 increased $0.2 million as compared to the same period in 2013 primarily due to i) differences in timing as to when certain invoices for annual audit services were received and paid by the Trustee, and ii) an increase in cash reserves withheld for future Trust expenses of $0.1 million between periods.

Distributable Income. For the three months ended March 31, 2014, the Trust’s distributable income was $7.7 million and was based on income from net profits interest of $8.0 million, reduced by Trust general and administrative costs of $0.2 million and Montana state income tax withholdings of $0.1 million, and adjusted for changes in Trust cash reserves. This compares to distributable income of $8.0 million for the first three months of 2013, which was based on income from net profits interest of $8.2 million, reduced by $0.2 million of Trust administrative expenses and $0.1 million in Montana state income tax withholdings, and adjusted for changes in Trust cash reserves.

Liquidity and Capital Resources

The Trust has no source of liquidity or capital resources other than cash flows from the NPI. Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee and the Delaware Trustee, a quarterly fee paid to Whiting pursuant to an administrative services agreement, and expenses in connection with the discharge of the Trustee’s duties, including third party engineering, audit, accounting and legal fees. Each quarter, the Trustee determines the amount of funds available for distribution to unitholders. Available funds are the excess cash, if any, received by the Trust from the NPI and other sources (such as interest earned on any amounts reserved by the Trustee) that quarter, over the Trust’s expenses for that quarter. Available funds are reduced by any cash the Trustee decides to hold as a reserve against future liabilities. The Trustee may borrow funds required to pay liabilities if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust’s liabilities. If the Trustee borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid.

Income to the Trust from the NPI is based on the calculation and definitions of “gross proceeds” and “net proceeds” contained in the conveyance agreement, which is filed as an exhibit to this report, and reference is hereby made to such conveyance agreement for the actual definitions of “gross proceeds” and “net proceeds”.

Although capital expenditures for the testing, drilling, completion, equipping, plugging back or recompletion of any well that is a part of the underlying properties cannot be deducted from gross proceeds pursuant to the terms of the conveyance agreement, Whiting incurred capital expenditures of $1.5 million on the underlying properties during the three months ended March 31, 2014. Such expenditures were not deducted from gross proceeds or Trust distributions, but they may have the effect of ultimately accelerating the receipt of NPI net proceeds and thereby benefiting the Trust unitholders by accelerating their return on investment. The Trust cannot provide any assurance that this will continue to occur or that future capital expenditures will be consistent with historical levels.

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

Future Trust Distributions to Unitholders

On May 7, 2014, the Trustee announced the Trust distribution of net profits for the first quarterly payment period in 2014. Unitholders of record on May 20, 2014 are expected to receive a distribution of $0.468402 per Trust unit, which is payable on or before May 30, 2014. This aggregate distribution to all Trust unitholders is expected to consist of net cash proceeds of $6.9 million paid by Whiting to the Trust, less a provision of $370,000 for estimated Trust expenses and $39,889 for Montana state income tax withholdings.

New Accounting Pronouncements

There were no accounting pronouncements issued during the three months ended March 31, 2014 applicable to the Trust or its financial statements.

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2013. There have been no significant changes to the critical accounting policies during the three months ended March 31, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Hedge Contracts

The primary asset of and source of income to the Trust is the term NPI, which generally entitles the Trust to receive 90% of the net proceeds from oil and gas production from the underlying properties. Consequently, the Trust is exposed to market risk from fluctuations in oil and gas prices. Through the February 2013 distribution, however, the NPI was subject to commodity hedge contracts in the form of costless collars entered into by Whiting and in turn conveyed to the Trust, which reduced the NPI’s exposure to commodity price volatility.

The revenues derived from the underlying properties depend substantially on prevailing crude oil, natural gas and natural gas liquid prices. As a result, commodity prices affect the amount of cash flow available for distribution to the Trust unitholders, and lower prices may reduce the amount of oil, natural gas and natural gas liquids that Whiting can economically produce. Whiting sells the oil, natural gas and natural gas liquid production from the underlying properties under floating market price contracts each month. Whiting entered into certain hedge contracts through December 31, 2012 (which had effects extending through the February 2013 distribution to unitholders) to manage the exposure to crude oil and natural gas price volatility associated with revenues generated from the underlying properties, and to achieve more predictable cash flows. However, all hedging contracts terminated as of December 31, 2012, which effects in turn terminated as of the February 2013 distribution. No additional hedges are allowed to be placed on Trust assets, nor can the Trust enter into derivative contracts for speculative or trading purposes.

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

Due to the contractual arrangements of (i) the Trust agreement and (ii) the conveyance of the NPI, the Trustee relies on (A) information provided by Whiting, including historical operating data, plans for future operating and capital expenditures, reserve information and information relating to projected production, and (B) conclusions and reports regarding reserves by the Trust’s independent reserve engineers. For a description of certain risks relating to these arrangements and risks relating to the Trustee’s reliance on information reported by Whiting and included in the Trust’s results of operations, see the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, Item 1A. Risk Factors “The Trust and the Trust unitholders have no voting or managerial rights with respect to the underlying properties. As a result, neither the Trust nor the unitholders have any ability to influence the operation of the underlying properties”.

Changes in Internal Control over Financial Reporting. During the quarter ended March 31, 2014, there has been no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Whiting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. No material change to such risk factors has occurred during the three months ended March 31, 2014.

Item 6. Exhibits

The exhibits listed in the accompanying index to exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHITING USA TRUST I

By:	THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A.

	By:	/s/ MIKE ULRICH
Mike Ulrich
Vice President

Date: May 9, 2014

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