Form 10-Q
period 2014-06-30
WHITING USA TRUST I
filed 2014-08-08
CIK 1417003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2014

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

As of August 8, 2014, 13,863,889 Units of Beneficial Interest in Whiting USA Trust I were outstanding.

GLOSSARY OF CERTAIN DEFINITIONS

The following are definitions of significant terms used in this report:

“August 2014 distribution” The cash distribution to Trust unitholders of record on August 19, 2014 which is payable on or before August 29, 2014.

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

“May 2014 distribution” The cash distribution to Trust unitholders of record on May 20, 2014 that was paid on May 30, 2014.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WHITING USA TRUST I

Statements of Assets, Liabilities and Trust Corpus (Unaudited)

(In thousands, except unit data)

	June 30, 2014	December 31, 2013
ASSETS
Cash and short-term investments	$227	$100
Investment in net profits interest, net	11,535	18,002

Total assets	$11,762	$18,102

LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses	$227	$100
Trust corpus (13,863,889 Trust units issued and outstanding at June 30, 2014 and December 31, 2013)	11,535	18,002

Total liabilities and Trust corpus	$11,762	$18,102

Statements of Distributable Income (Unaudited)

(In thousands, except distributable income per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Income from net profits interest	$6,904	$6,629	$14,937	$14,803
General and administrative expenses	(249)	(304)	(493)	(460)
Cash reserves used (withheld) for current Trust expenses	(121)	4	(127)	60
State income tax withholding	(40)	(45)	(99)	(111)

Distributable income	$6,494	$6,284	$14,218	$14,292

Distributable income per unit	$0.468402	$0.453290	$1.025522	$1.030908

Statements of Changes in Trust Corpus (Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Trust corpus, beginning of period	$14,520	$27,702	$18,002	$31,055
Distributable income	6,494	6,284	14,218	14,292
Distributions to unitholders	(6,494)	(6,284)	(14,218)	(14,292)
Amortization of investment in net profits interest	(2,985)	(3,135)	(6,467)	(6,488)

Trust corpus, end of period	$11,535	$24,567	$11,535	$24,567

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

The NPI is passive in nature, and the Trustee has no management control over and no responsibility relating to the operation of the underlying properties. The NPI entitles the Trust to receive 90% of the net proceeds from the sale of production from the underlying properties. The NPI will terminate when 9.11 MMBOE have been produced and sold from the underlying properties (such amount is the equivalent of 8.20 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the NPI), and the Trust will soon thereafter wind up its affairs and terminate, after which it will pay no further distributions. As of June 30, 2014 on a cumulative accrual basis, 7.60 MMBOE (93%) of the Trust’s total 8.20 MMBOE have been produced and sold and a cumulative 0.02 MMBOE have been sold in divestitures. The remaining reserve quantities are projected to be produced by March 31, 2015, based on the reserve report for the underlying properties as of December 31, 2013. The Trust’s Annual Report on Form 10-K includes additional information on the Trust’s reserves as of December 31, 2013.

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

Recent Accounting Pronouncements — There were no accounting pronouncements issued during the six months ended June 30, 2014 applicable to the Trust or its financial statements.

3. INVESTMENT IN NET PROFITS INTEREST

Whiting Oil and Gas conveyed the NPI to the Trust in exchange for 13,863,889 Trust units. The investment in net profits interest was recorded at the historical cost basis of Whiting on April 30, 2008, the date of conveyance, and was determined to be $123.6 million, of which $111.2 million (90% of the NPI) was attributed to the Trust. As of June 30, 2014 and December 31, 2013, accumulated amortization of the investment in net profits interest was $99.7 million and $93.2 million, respectively.

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

6. RELATED PARTY TRANSACTIONS

Capital Expenditures — During the three and six months ended June 30, 2014, Whiting incurred $1.3 million and $2.8 million, respectively, of capital expenditures on the underlying properties. These capital expenditures are the costs net to Whiting’s interest in the wells and which are related to the drilling and completing of oil and gas wells, capital workovers, facility upgrades and well recompletions that are performed to secure production from new horizons. Pursuant to the terms of the conveyance agreement, such expenditures were not deducted from gross proceeds or the Trust distributions.

Operating Overhead — Pursuant to the terms of the applicable joint operating agreements, Whiting deducts from the gross proceeds an overhead fee to operate those underlying properties for which Whiting has been designated as the operator. Additionally, with respect to those underlying properties for which Whiting is the operator but where there is no operating agreement in place, Whiting deducts from the gross proceeds an overhead fee calculated in the same manner that Whiting allocates overhead to other similarly owned properties, which is customary practice in the oil and gas industry. Operating overhead activities include various engineering, legal and administrative functions. The fee is adjusted annually pursuant to COPAS guidelines and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers. The following table presents the Trust’s portion of these overhead charges for the distributions made during the three and six months ended June 30, 2014 and 2013 (dollars in thousands, except monthly amounts per well):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total overhead charges (in thousands)	$485	$450	$948	$882
Overhead charge per month per active operated well	$502	$433	$491	$425

Administrative Services Fee — Under the terms of the administrative services agreement, the Trust pays a quarterly administration fee of $50,000 to Whiting 60 days following the end of each calendar quarter. General and administrative expenses in the Trust’s statements of distributable income for the three and six months ended June 30, 2014 include $50,000 and $100,000, respectively, for quarterly administrative fees paid to Whiting, and general and administrative expenses in the Trust’s statements of distributable income for the three and six months ended June 30, 2013 also include $50,000 and $100,000, respectively, for quarterly administrative fees paid to Whiting.

Trustee Administrative Fee — Under the terms of the Trust agreement, the Trust pays an annual administrative fee to the Trustee of $160,000, paid in four quarterly installments of $40,000 each and is billed in arrears. General and administrative expenses in the Trust’s statements of distributable income for the three and six months ended June 30, 2014 include $40,000 and $80,000, respectively, for quarterly administrative fees paid to the Trustee, and general and administrative expenses in the Trust’s statements of distributable income for the three and six months ended June 30, 2013 also include $40,000 and $80,000, respectively, for quarterly administrative fees paid to the Trustee.

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

7. SUBSEQUENT EVENT

On August 7, 2014, the Trustee announced the Trust distribution of net profits for the second quarterly payment period in 2014. Unitholders of record on August 19, 2014 are expected to receive a distribution of $0.560534 per Trust unit, which is payable on or before August 29, 2014. This aggregate distribution to all Trust unitholders is expected to consist of net cash proceeds of $8.1 million paid by Whiting to the Trust, less a provision of $250,000 for estimated Trust expenses and $49,694 for Montana state income tax withholdings.

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

Oil and gas prices historically have been volatile and may fluctuate widely in the future. The table below highlights these price trends by listing quarterly average NYMEX crude oil and natural gas prices for the periods indicated through June 30, 2014. The May 2014 distribution in the second quarter of 2014 was mainly affected, however, by January 2014 through March 2014 oil prices and December 2013 through February 2014 natural gas prices.

	2012				2013				2014
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2
Crude oil (per Bbl)	$102.94	$93.51	$92.19	$88.20	$94.34	$94.23	$105.82	$97.50	$98.62	$102.98
Natural gas (per MMBtu)	$2.72	$2.21	$2.81	$3.41	$3.34	$4.10	$3.58	$3.60	$4.93	$4.68

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

As of June 30, 2014 on a cumulative accrual basis, 7.60 MMBOE (93%) of the Trust’s total 8.20 MMBOE have been produced and sold (of which proceeds from the sale of 243 MBOE, which is 90% of 270 MBOE, will be distributed to unitholders in the Trust’s forthcoming August 2014 distribution) and 0.02 MMBOE have been divested. The remaining reserve quantities are projected to be produced by March 31, 2015, based on the reserve report for the underlying properties as of December 31, 2013. For additional discussion relating to and of the assumptions underlying the estimated date when 9.11 MMBOE (8.20 MMBOE at the 90% NPI) will be produced and sold from the underlying properties, after which the Trust will soon thereafter wind up its affairs and terminate, see “Description of the Underlying Properties” in Item 2 of the Trust’s 2013 Annual Report on Form 10-K.

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

Results of Trust Operations

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

The following is a summary of income from net profits interest and distributable income received by the Trust for the six months ended June 30, 2014 and 2013, consisting of the February and May distributions for each respective period (dollars in thousands, except per Bbl, per Mcf and per BOE amounts):

	Six Months Ended June 30,
	2014		2013
Sales volumes:
Oil from underlying properties (Bbl) (a)	360,263	(b)	351,789	(c)
Natural gas from underlying properties (Mcf)	1,218,464	(b)	1,280,770	(c)

Total production (BOE)	563,340		565,251
Average sales prices:
Oil (per Bbl) (a)	$81.59		$78.80
Effect of oil hedges on average price (per Bbl)	—		—
Oil net of hedging (per Bbl)	$81.59		$78.80

Natural gas (per Mcf)	$3.93		$3.29
Effect of natural gas hedges on average price (per Mcf)	—		1.08	(d)

Natural gas net of hedging (per Mcf)	$3.93		$4.37

Costs (per BOE):
Lease operating expenses	$26.87		$25.85
Production taxes	$4.35		$3.99
Revenues:
Oil sales (a)	$29,393	(b)	$27,721	(c)
Natural gas sales	4,789	(b)	4,211	(c)

Total revenues	$34,182		$31,932

Costs:
Lease operating expenses	$15,136		$14,610
Production taxes	2,449		2,255
Cash settlement gains received on commodity derivatives	—		(1,381	)(d)

Total costs	$17,585		$15,484

Net proceeds	$16,597		$16,448
Net profits percentage	90%		90%

Income from net profits interest	$14,937		$14,803

Provision for estimated Trust expenses	(620)		(400)
Montana state income tax withheld	(99)		(111)

Distributable Income	$14,218		$14,292

(a)	Oil includes natural gas liquids.

(b)

Oil and gas sales volumes and related revenues for the six months ended June 30, 2014 (consisting of Whiting’s February 2014 and May 2014 distributions to the Trust) generally represent crude oil production from October 2013 through March 2014 and natural gas production from September 2013 through February 2014.

(c)

Oil and gas sales volumes and related revenues for the six months ended June 30, 2013 (consisting of Whiting’s February 2013 and May 2013 distributions to the Trust) generally represent crude oil production from October 2012 through March 2013 and natural gas production from September 2012 through February 2013.

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

Revenues. Oil and natural gas revenues increased $2.3 million or 7% for the six months ended June 30, 2014 compared to the same period in 2013. Sales revenue is a function of average commodity prices realized and oil and gas volumes sold. The increase in revenue between periods was due to higher sales prices realized for oil and natural gas, as well as higher oil production volumes during the first half of 2014 as compared to the same 2013 period. These increases were partially offset, however, by lower natural gas production volumes between periods. The average sales price realized before the effects of hedging increased for oil by 4% and for gas by 19% during the first half of 2014 as compared to the same 2013 period. Oil sales volumes increased 8.5 MBbls (or 2%), while gas sales volumes decreased 62.3 MMcf (or 5%) during the first six months of 2014 compared to the same period in 2013. The oil volume increase was primarily related to i) five new wells that came online during the last twelve months, and ii) differences in timing associated with revenues received from non-operated properties. These oil volume increases were partially offset by normal field production decline. The gas volume decrease was primarily related to normal field production decline, partially offset by new wells that came online during the last twelve months. In the December 31, 2013 reserve report, production attributable to the underlying properties is estimated to decline at an approximate annualized rate of 11% for crude oil and 15% for natural gas from 2014 through the estimated NPI termination date.

Lease Operating Expenses. LOE increased $0.5 million or 4% during the first six months of 2014 compared to the same 2013 period, primarily due to $0.2 million in higher plug and abandonment charges and a $0.3 million increase in the cost of oilfield goods and services between periods. The increase in overall LOE coupled with the decrease in overall production volumes between periods resulted in an increase in LOE on a per BOE basis of 4%, from $25.85 during the first half of 2013 to $26.87 for the same period in 2014.

Production Taxes. Production taxes are typically calculated as a percentage of oil and natural gas revenues before the effects of hedging, and production taxes as a percent of revenues remained relatively consistent at 7.2% and 7.1% for the first half of 2014 and 2013, respectively. Overall production taxes during the first six months of 2014 increased, however, by $0.2 million (or 9%) compared to the same period in 2013, primarily due to higher oil and natural gas sales revenue between periods.

Cash Settlements on Commodity Derivatives. In connection with Whiting’s original conveyance of the net profits interest to the Trust, Whiting entered into certain costless collar hedge contracts in order to reduce the Trust’s exposure to commodity price volatility. If market prices were lower than a collar’s price floor when the cash settlement amount was calculated, Whiting received cash proceeds from the contract counterparty, which proceeds were in turn included in NPI distributions to the Trust. Conversely, if market prices were higher than a collar’s price ceiling when the cash settlement amount was calculated, Whiting was required to pay the contract counterparty, which payments were included as reductions of net proceeds in NPI distributions to the Trust.

All such conveyed hedges terminated as of December 31, 2012, and all hedge related pricing impacts ceased after the February 2013 distribution. Thus, there were no hedges in effect or related cash settlements during the first six months of 2014. Cash settlements relating to these hedges resulted in a gain of $1.4 million for the six months ended June 30, 2013, which had the effect of increasing the average realized price of natural gas by $1.08 per Mcf for that period. As a result, the total net price of natural gas of $4.37 per Mcf that the Trust received for the six months ended June 30, 2013, included a premium of 25% related to the effects of hedging for that same period. The hedges terminated as of the February 2013 distribution; however, the Trust’s oil and gas reserves are currently projected to terminate by March 31, 2015 based on the Trust’s December 31, 2013 reserve report. Therefore, no commodity price hedges will impact future Trust distributions through Trust termination, which has the effect of increasing the Trust’s exposure to oil and natural gas price volatility.

Provision for Estimated Trust Expenses. The provision for estimated Trust expenses in the first six months of 2014 increased $0.2 million as compared to the same period in 2013 primarily due to an increase in cash reserves withheld for future Trust expenses of $0.2 million between periods.

Distributable Income. For the six months ended June 30, 2014, the Trust’s distributable income was $14.2 million and was based on income from net profits interest of $14.9 million, reduced by Trust general and administrative costs of $0.5 million and Montana state income tax withholdings of $99,373, and adjusted for changes in Trust cash reserves. This compares to distributable income of $14.3 million for the first six months of 2013, which was based on income from net profits interest of $14.8 million, reduced by $0.5 million of Trust general and administrative expenses and $110,797 in Montana state income tax withholdings, and adjusted for changes in Trust cash reserves.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

The following is a summary of income from net profits interest and distributable income received by the Trust for the three months ended June 30, 2014 and 2013, consisting of the May distributions for each respective period (dollars in thousands, except per Bbl, per Mcf and per BOE amounts):

	Three Months Ended June 30,
	2014		2013
Sales volumes:
Oil from underlying properties (Bbl) (a)	166,891	(b)	167,532	(c)
Natural gas from underlying properties (Mcf)	558,563	(b)	633,426	(c)

Total production (BOE)	259,985		273,103
Average sales prices:
Oil (per Bbl) (a)	$81.92		$79.83
Natural (per Mcf)	$4.44		$3.50
Costs (per BOE):
Lease operating expenses	$28.36		$26.14
Production taxes	$4.27		$3.99
Revenues:
Oil sales (a)	$13,672	(b)	$13,374	(c)
Natural gas sales	2,481	(b)	2,219	(c)

Total revenues	$16,153		$15,593

Costs:
Lease operating expenses	$7,373		$7,138
Production taxes	1,109		1,089
Cash settlement gains received on commodity derivatives (d)	—		—

Total costs	$8,482		$8,227

Net proceeds	$7,671		$7,366
Net profits percentage	90%		90%

Income from net profits interest	$6,904		$6,629

Provision for estimated Trust expenses	(370)		(300)
Montana state income tax withheld	(40)		(45)

Distributable Income	$6,494		$6,284

(a)	Oil includes natural gas liquids.

(b)

Oil and gas sales volumes and related revenues for the three months ended June 30, 2014 (consisting of Whiting’s May 2014 distribution to the Trust) generally represent crude oil production from January 2014 through March 2014 and natural gas production from December 2013 through February 2014.

(c)

Oil and gas sales volumes and related revenues for the three months ended June 30, 2013 (consisting of Whiting’s May 2013 distribution to the Trust) generally represent crude oil production from January 2013 through March 2013 and natural gas production from December 2012 through February 2013.

(d)

As discussed above, all hedges terminated as of December 31, 2012 and thereby ceased to affect distributions after the February 2013 distribution. Therefore, no commodity price hedges will impact future Trust distributions through Trust termination, which has the effect of increasing the Trust’s exposure to oil and natural gas price volatility.

Income from Net Profits Interest. Income from net profits interest is recorded on a cash basis when NPI proceeds are received by the Trust from Whiting. NPI proceeds that Whiting remits to the Trust are based on the oil and gas production Whiting has received payment for within one month following the end of the most recent fiscal quarter. Whiting receives payment for its crude oil sales generally within 30 days following the month in which it is produced, and Whiting receives payment for its natural gas sales generally within 60 days following the month in which it is produced. Income from net profits interest is generally a function of oil and gas revenues, lease operating expenses and production taxes as follows:

Revenues. Oil and natural gas revenues increased $0.6 million or 4% for the three months ended June 30, 2014 compared to the same period in 2013. Sales revenue is a function of average commodity prices realized and oil and gas volumes sold. The increase in revenue between periods was due to higher sales prices realized for oil and natural gas, partially offset by lower oil and natural gas production volumes during the second quarter of 2014 as compared to the same 2013 period. The average sales price realized increased for oil by 3% and for gas by 27% between periods. Oil sales volumes decreased 0.6 MBbls (or 0.4%), and gas sales volumes decreased 74.9 MMcf (or 12%) during the second quarter of 2014 compared to the same period in 2013. Both of these volume decreases were primarily related to normal field production decline, partially offset by i) five new wells that came online during the last twelve months, and ii) differences in timing associated with revenues received from non-operated properties. In the December 31, 2013 reserve report, production attributable to the underlying properties is estimated to decline at an approximate annualized rate of 11% for crude oil and 15% for natural gas from 2014 through the estimated NPI termination date.

Lease Operating Expenses. LOE increased $0.2 million or 3% during the second quarter of 2014 compared to the second quarter of 2013 period, primarily due to $0.3 million in higher plug and abandonment charges between periods. The increase in overall LOE coupled with the decrease in overall production volumes between periods resulted in an increase in LOE on a per BOE basis of 8%, from $26.14 during the second quarter of 2013 to $28.36 for the same period in 2014.

Production Taxes. Production taxes are typically calculated as a percentage of oil and natural gas revenues before the effects of hedging, and production taxes as a percent of revenues remained relatively consistent at 6.9% and 7.0% for the second quarter of 2014 and 2013, respectively. Overall production taxes during the three months ended June 30, 2014 and 2013 remained consistent at $1.1 million for each respective period.

Provision for Estimated Trust Expenses. The provision for estimated Trust expenses in the second quarter of 2014 increased $0.1 million as compared to the same period in 2013 primarily due to an increase in cash reserves withheld for future Trust expenses of $0.1 million between periods.

Distributable Income. For the three months ended June 30, 2014, the Trust’s distributable income was $6.5 million and was based on income from net profits interest of $6.9 million, reduced by Trust general and administrative costs of $0.2 million and Montana state income tax withholdings of $39,889, and adjusted for changes in Trust cash reserves. This compares to distributable income of $6.3 million for the second quarter of 2013, which was based on income from net profits interest of $6.6 million, reduced by $0.3 million of Trust general and administrative expenses and $45,042 in Montana state income tax withholdings, and adjusted for changes in Trust cash reserves.

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

Although capital expenditures for the testing, drilling, completion, equipping, plugging back or recompletion of any well that is a part of the underlying properties cannot be deducted from gross proceeds pursuant to the terms of the conveyance agreement, Whiting incurred capital expenditures of $2.8 million on the underlying properties during the six months ended June 30, 2014. Such expenditures were not deducted from gross proceeds or Trust distributions, but they may have the effect of ultimately accelerating the receipt of NPI net proceeds and thereby benefiting the Trust unitholders by accelerating their return on investment. The Trust cannot provide any assurance that this will continue to occur or that future capital expenditures will be consistent with historical levels.

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

Future Trust Distributions to Unitholders

On August 7, 2014, the Trustee announced the Trust distribution of net profits for the second quarterly payment period in 2014. Unitholders of record on August 19, 2014 are expected to receive a distribution of $0.560534 per Trust unit, which is payable on or before August 29, 2014. This aggregate distribution to all Trust unitholders is expected to consist of net cash proceeds of $8.1 million paid by Whiting to the Trust, less a provision of $250,000 for estimated Trust expenses and $49,694 for Montana state income tax withholdings.

New Accounting Pronouncements

There were no accounting pronouncements issued during the six months ended June 30, 2014 applicable to the Trust or its financial statements.

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2013. There have been no significant changes to the critical accounting policies during the six months ended June 30, 2014.

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

Changes in Internal Control over Financial Reporting. During the quarter ended June 30, 2014, there has been no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Whiting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. No material change to such risk factors has occurred during the six months ended June 30, 2014.

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

Date: August 8, 2014

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