Form 10-Q
period 2014-09-30
WHITING USA TRUST I
filed 2014-11-07
CIK 1417003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2014

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

(512) 236-6599

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

As of November 7, 2014, 13,863,889 Units of Beneficial Interest in Whiting USA Trust I were outstanding.

GLOSSARY OF CERTAIN DEFINITIONS

The following are definitions of significant terms used in this report:

“August 2013 distribution” The cash distribution to Trust unitholders of record on August 19, 2013 that was paid on August 29, 2013.

“August 2014 distribution” The cash distribution to Trust unitholders of record on August 19, 2014 that was paid on August 29, 2014.

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

“November 2014 distribution” The cash distribution to Trust unitholders of record on November 19, 2014 which is payable on or before December 1, 2014.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WHITING USA TRUST I

Statements of Assets, Liabilities and Trust Corpus (Unaudited)

(In thousands, except unit data)

	September 30, 2014	December 31, 2013
ASSETS
Cash and short-term investments	$303	$100
Investment in net profits interest, net	8,438	18,002

Total assets	$8,741	$18,102

LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses	$303	$100
Trust corpus (13,863,889 Trust units issued and outstanding at September 30, 2014 and December 31, 2013)	8,438	18,002

Total liabilities and Trust corpus	$8,741	$18,102

Statements of Distributable Income (Unaudited)

(In thousands, except distributable income per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income from net profits interest	$8,071	$7,668	$23,008	$22,471
General and administrative expenses	(174)	(180)	(667)	(640)
Cash reserves used (withheld) for current Trust expenses	(76)	(45)	(203)	15
State income tax withholding	(50)	(46)	(149)	(157)

Distributable income	$7,771	$7,397	$21,989	$21,689

Distributable income per unit	$0.560534	$0.533550	$1.586056	$1.564458

Statements of Changes in Trust Corpus (Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Trust corpus, beginning of period	$11,535	$24,567	$18,002	$31,055
Distributable income	7,771	7,397	21,989	21,689
Distributions to unitholders	(7,771)	(7,397)	(21,989)	(21,689)
Amortization of investment in net profits interest	(3,097)	(3,255)	(9,564)	(9,743)

Trust corpus, end of period	$8,438	$21,312	$8,438	$21,312

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

The NPI is passive in nature, and the Trustee has no management control over and no responsibility relating to the operation of the underlying properties. The NPI entitles the Trust to receive 90% of the net proceeds from the sale of production from the underlying properties. The NPI will terminate when 9.11 MMBOE have been produced and sold from the underlying properties (such amount is the equivalent of 8.20 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the NPI), and the Trust will soon thereafter wind up its affairs and terminate, after which it will pay no further distributions. As of September 30, 2014 on a cumulative accrual basis, 7.85 MMBOE (96%) of the Trust’s total 8.20 MMBOE have been produced and sold and a cumulative 0.02 MMBOE have been sold in divestitures. The remaining reserve quantities are projected to be produced by March 31, 2015, based on the reserve report for the underlying properties as of December 31, 2013. The Trust’s Annual Report on Form 10-K includes additional information on the Trust’s reserves as of December 31, 2013.

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

Recent Accounting Pronouncements — There were no accounting pronouncements issued during the nine months ended September 30, 2014 applicable to the Trust or its financial statements.

3. INVESTMENT IN NET PROFITS INTEREST

Whiting Oil and Gas conveyed the NPI to the Trust in exchange for 13,863,889 Trust units. The investment in net profits interest was recorded at the historical cost basis of Whiting on April 30, 2008, the date of conveyance, and was determined to be $123.6 million, of which $111.2 million (90% of the NPI) was attributed to the Trust. As of September 30, 2014 and December 31, 2013, accumulated amortization of the investment in net profits interest was $102.8 million and $93.2 million, respectively.

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

6. RELATED PARTY TRANSACTIONS

Capital Expenditures — During the three and nine months ended September 30, 2014, Whiting incurred $1.0 million and $3.8 million, respectively, of capital expenditures on the underlying properties. These capital expenditures are the costs net to Whiting’s interest in the wells and which are related to the drilling and completing of oil and gas wells, capital workovers, facility upgrades and well recompletions that are performed to secure production from new horizons. Pursuant to the terms of the conveyance agreement, such expenditures were not deducted from gross proceeds or the Trust distributions.

Operating Overhead — Pursuant to the terms of the applicable joint operating agreements, Whiting deducts from the gross proceeds an overhead fee to operate those underlying properties for which Whiting has been designated as the operator. Additionally, with respect to those underlying properties for which Whiting is the operator but where there is no operating agreement in place, Whiting deducts from the gross proceeds an overhead fee calculated in the same manner that Whiting allocates overhead to other similarly owned properties, which is customary practice in the oil and gas industry. Operating overhead activities include various engineering, legal and administrative functions. The fee is adjusted annually pursuant to COPAS guidelines and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers. The following table presents the Trust’s portion of these overhead charges for the distributions made during the three and nine months ended September 30, 2014 and 2013 (dollars in thousands, except monthly amounts per well):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total overhead charges (in thousands)	$458	$455	$1,406	$1,337
Overhead charge per month per active operated well	$474	$438	$485	$429

Administrative Services Fee — Under the terms of the administrative services agreement, the Trust pays a quarterly administration fee of $50,000 to Whiting 60 days following the end of each calendar quarter. General and administrative expenses in the Trust’s statements of distributable income for the three and nine months ended September 30, 2014 include $50,000 and $150,000, respectively, for quarterly administrative fees paid to Whiting, and general and administrative expenses in the Trust’s statements of distributable income for the three and nine months ended September 30, 2013 also include $50,000 and $150,000, respectively, for quarterly administrative fees paid to Whiting.

Trustee Administrative Fee — Under the terms of the Trust agreement, the Trust pays an annual administrative fee to the Trustee of $160,000, paid in four quarterly installments of $40,000 each and is billed in arrears. General and administrative expenses in the Trust’s statements of distributable income for the three and nine months ended September 30, 2014 include $40,000 and $120,000, respectively, for quarterly administrative fees paid to the Trustee, and general and administrative expenses in the Trust’s statements of distributable income for the three and nine months ended September 30, 2013 also include $40,000 and $120,000, respectively, for quarterly administrative fees paid to the Trustee.

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

7. SUBSEQUENT EVENT

On November 6, 2014, the Trustee announced the Trust distribution of net profits for the third quarterly payment period in 2014. Unitholders of record on November 19, 2014 are expected to receive a distribution of $0.509336 per Trust unit, which is payable on or before December 1, 2014. This aggregate distribution to all Trust unitholders is expected to consist of net cash proceeds of $7.5 million paid by Whiting to the Trust, less a provision of $350,000 for estimated Trust expenses and $49,422 for Montana state income tax withholdings.

The Trust agreement authorizes the Trustee to establish a cash reserve for the payment of any liability that is contingent or uncertain in amount or that is not otherwise currently due and payable. In preparation for the termination of the Trust, the Trustee must establish a cash reserve for the payment of Trust termination-related expenses that are estimated to be incurred or paid after the final distribution to unitholders. The Trust will terminate shortly after the net profits interest termination date, which is currently estimated to occur during the quarterly payment period ending March 31, 2015. The initial withholdings to establish this cash reserve amounted to $100,000 and are included in the provision for estimated Trust expenses of $350,000, which is a reduction of net proceeds, in the November 2014 distribution.

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

Overview and Trust Termination

The Trust does not conduct any operations or activities. The Trust’s purpose is in general to hold the NPI, to distribute to unitholders cash that the Trust receives pursuant to the NPI, and to perform certain administrative functions with respect to the NPI and the Trust units. The Trust derives substantially all of its income and cash flows from the NPI, and the NPI entitles the Trust to receive 90% of the net proceeds from the sale of production from the underlying properties.

Oil and gas prices historically have been volatile and may fluctuate widely in the future. The table below highlights these price trends by listing quarterly average NYMEX crude oil and natural gas prices for the periods indicated through September 30, 2014. The August 2014 distribution in the third quarter of 2014 was mainly affected, however, by April 2014 through June 2014 oil prices and March 2014 through May 2014 natural gas prices.

	2012				2013				2014
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3
Crude oil (per Bbl)	$102.94	$93.51	$92.19	$88.20	$94.34	$94.23	$105.82	$97.50	$98.62	$102.98	$97.21
Natural gas (per MMBtu)	$2.72	$2.21	$2.81	$3.41	$3.34	$4.10	$3.58	$3.60	$4.93	$4.68	$4.07

In recent months, oil prices have begun to decline since reaching highs of over $105.00 per Bbl in June 2014, dropping below $80.00 per Bbl in October 2014. Lower oil and gas prices on production from the underlying properties could cause the following: (i) a reduction in the amount of net proceeds to which the Trust is entitled; and (ii) a reduction in the amount of oil, natural gas and natural gas liquids that is economic to produce from the underlying properties causing an extension of the length of time required to produce 9.11 MMBOE (8.20 MMBOE at the 90% NPI). All costless collar hedge contracts Whiting entered into, and in turn conveyed to the Trust, terminated as of December 31, 2012 (which hedging effects impacted the February 2013 distribution to unitholders and ceased thereafter) and no additional hedges are allowed to be placed on the Trust assets. Consequently, for production applicable to quarterly payment periods after the February 2013 distribution, there has been and will be no cash settlement gains or losses on commodity derivatives, and the Trust has had and will have increased exposure to oil and natural gas price volatility since the February 2013 distribution.

Trust Termination. The NPI will terminate when 9.11 MMBOE (8.20 MMBOE at the 90% NPI) have been produced and sold from the underlying properties, which is estimated to occur by March 31, 2015 based on the reserve report for the underlying properties as of December 31, 2013. The Trust will soon thereafter wind up its affairs and terminate, after which it will pay no further distributions. As a result, the market price of the Trust units will decline to zero at termination of the Trust. Therefore, since the assets of the Trust are depleting assets, a portion of each cash distribution paid on the Trust units should be considered by investors as a return of capital, with the remainder being considered as a return on investment or yield. For a description of certain risks relating to the market price of the Trust units, see the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, Item 1A. Risk Factors “The market price for the Trust units may not reflect the value of the NPI held by the Trust and, in addition, over time will decline to zero shortly after the NPI termination date, currently estimated to be March 31, 2015. If the Trust units are trading at a price substantially in excess of the aggregate distributions that may reasonably be expected to be made prior to the termination of the Trust, the price decline is likely to include one or more abrupt substantial decreases.”

As of September 30, 2014 on a cumulative accrual basis, 7.85 MMBOE (96%) of the Trust’s total 8.20 MMBOE have been produced and sold (of which proceeds from the sale of 247 MBOE, which is 90% of 275 MBOE, will be distributed to unitholders in the Trust’s forthcoming November 2014 distribution) and 0.02 MMBOE have been divested. The remaining reserve quantities of 0.35 MMBOE are projected to be produced by March 31, 2015, based on the reserve report for the underlying properties as of December 31, 2013. For additional discussion relating to and of the assumptions underlying the estimated date when 9.11 MMBOE (8.20 MMBOE at the 90% NPI) will be produced and sold from the underlying properties, after which the Trust will soon thereafter wind up its affairs and terminate, see “Description of the Underlying Properties” in Item 2 of the Trust’s 2013 Annual Report on Form 10-K.

Establishment of Reserves. The Trust agreement authorizes the Trustee to establish a cash reserve for the payment of any liability that is contingent or uncertain in amount or that is not otherwise currently due and payable. In preparation for the termination of the Trust, the Trustee must establish a cash reserve for the payment of Trust termination-related expenses that are estimated to be incurred or paid after the final distribution to unitholders. The initial withholdings to establish this cash reserve amounted to $100,000 and are included in the provision for estimated Trust expenses of $350,000, which is a reduction of net proceeds, in the November 2014 distribution. This reserve may be funded from time to time by additional withholdings the Trustee, in its discretion, deems appropriate for contingent liabilities in accordance with Section 3808 of the Delaware Statutory Trust Act. Any increase in the reserve will reduce future distributions to unitholders. In addition, any final distribution to unitholders will be subject to the payment of all expenses and liabilities of the Trust.

Results of Trust Operations

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

The following is a summary of income from net profits interest and distributable income received by the Trust for the nine months ended September 30, 2014 and 2013, consisting of the February, May and August distributions for each respective period (dollars in thousands, except per Bbl, per Mcf and per BOE amounts):

	Nine Months Ended September 30,
	2014		2013
Sales volumes:
Oil from underlying properties (Bbl)(a)	530,567	(b)	529,156	(c)
Natural gas from underlying properties (Mcf)	1,815,855	(b)	1,917,885	(c)

Total production (BOE)	833,210		848,804
Average sales prices:
Oil (per Bbl)(a)	$82.99		$79.52
Effect of oil hedges on average price (per Bbl)	—		—
Oil net of hedging (per Bbl)	$82.99		$79.52

Natural gas (per Mcf)	$4.20		$3.41
Effect of natural gas hedges on average price (per Mcf)	—		0.72	(d)

Natural gas net of hedging (per Mcf)	$4.20		$4.13

Costs (per BOE):
Lease operating expenses	$27.03		$25.54
Production taxes	$4.28		$3.95
Revenues:
Oil sales(a)	$44,034	(b)	$42,077	(c)
Natural gas sales	7,620	(b)	6,536	(c)

Total revenues	$51,654		$48,613

Costs:
Lease operating expenses	$22,521		$21,674
Production taxes	3,569		3,352
Cash settlement gains received on commodity derivatives	—		(1,381	)(d)

Total costs	$26,090		$23,645

Net proceeds	$25,564		$24,968
Net profits percentage	90%		90%

Income from net profits interest	$23,008		$22,471

Provision for estimated Trust expenses	(870)		(625)
Montana state income tax withheld	(149)		(157)

Distributable Income	$21,989		$21,689

(a)	Oil includes natural gas liquids.

(b)

Oil and gas sales volumes and related revenues for the nine months ended September 30, 2014 (consisting of Whiting’s February 2014, May 2014 and August 2014 distributions to the Trust) generally represent crude oil production from October 2013 through June 2014 and natural gas production from September 2013 through May 2014.

(c)

Oil and gas sales volumes and related revenues for the nine months ended September 30, 2013 (consisting of Whiting’s February 2013, May 2013 and August 2013 distributions to the Trust) generally represent crude oil production from October 2012 through June 2013 and natural gas production from September 2012 through May 2013.

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

Revenues. Oil and natural gas revenues increased $3.0 million or 6% for the nine months ended September 30, 2014 compared to the same period in 2013. Sales revenue is a function of average commodity prices realized and oil and gas volumes sold. The increase in revenue between periods was due to higher sales prices realized for oil and natural gas, as well as higher oil production volumes during the first nine months of 2014 as compared to the same 2013 period. These increases were partially offset, however, by lower natural gas production volumes between periods. The average sales price realized before the effects of hedging increased for oil by 4% and for gas by 23% during the first nine months of 2014 as compared to the same 2013 period. Oil sales volumes increased 1.4 MBbls (or 0.3%), while gas sales volumes decreased 102.0 MMcf (or 5%) during the first nine months of 2014 compared to the same period in 2013. The oil volume increase was primarily related to i) six new wells that came online during the last twelve months and ii) differences in timing associated with revenues received from non-operated properties. These oil volume increases were partially offset by normal field production decline. The gas volume decrease was primarily related to normal field production decline, partially offset by new wells that came online during the last twelve months. In the December 31, 2013 reserve report, production attributable to the underlying properties is estimated to decline at an approximate annualized rate of 11% for crude oil and 15% for natural gas from 2014 through the estimated NPI termination date.

Lease Operating Expenses. LOE increased $0.8 million or 4% during the first nine months of 2014 compared to the same 2013 period, primarily due to a $0.7 million increase in the cost of oilfield goods and services between periods and $0.3 million in higher plug and abandonment charges. These costs increases were partially offset, however, by a $0.2 million decrease in labor costs on Whiting-operated properties and environmental and safety expenses during the first nine months of 2014 as compared to the same 2013 period. The increase in overall LOE coupled with the decrease in overall production volumes between periods resulted in an increase in LOE on a per BOE basis of 6%, from $25.54 during the first nine months of 2013 to $27.03 for the same period in 2014.

Production Taxes. Production taxes are typically calculated as a percentage of oil and natural gas revenues before the effects of hedging, and production taxes as a percent of revenues remained consistent at 6.9% for the first nine months of 2014 and 2013. Overall production taxes during the first nine months of 2014 increased, however, by $0.2 million (or 6%) compared to the same period in 2013, primarily due to higher oil and natural gas sales revenue between periods.

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

All such conveyed hedges terminated as of December 31, 2012, and all hedge related pricing impacts ceased after the February 2013 distribution. Thus, there were no hedges in effect or related cash settlements during the first nine months of 2014. Cash settlements relating to these hedges resulted in a gain of $1.4 million for the nine months ended September 30, 2013, which had the effect of increasing the average realized price of natural gas by $0.72 per Mcf for that period. As a result, the total net price of natural gas of $4.13 per Mcf that the Trust received for the nine months ended September 30, 2013, included a premium of 17% related to the effects of hedging. The hedges terminated as of the February 2013 distribution. However, the Trust’s NPI is currently projected to terminate by March 31, 2015 based on the Trust’s December 31, 2013 reserve report. Therefore, no commodity price hedges will impact future Trust distributions through Trust termination, which has the effect of increasing the Trust’s exposure to oil and natural gas price volatility.

Provision for Estimated Trust Expenses. The provision for estimated Trust expenses in the first nine months of 2014 increased $0.2 million as compared to the same period in 2013 primarily due to an increase in cash reserves withheld for future Trust expenses of $0.2 million between periods.

Distributable Income. For the nine months ended September 30, 2014, the Trust’s distributable income was $22.0 million and was based on income from net profits interest of $23.0 million, reduced by Trust general and administrative costs of $0.7 million and Montana state income tax withholdings of $149,067, and adjusted for changes in Trust cash reserves. This compares to distributable income of $21.7 million for the first nine months of 2013, which was based on income from net profits interest of $22.5 million, reduced by $0.6 million of Trust general and administrative expenses and $156,982 in Montana state income tax withholdings, and adjusted for changes in Trust cash reserves.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

The following is a summary of income from net profits interest and distributable income received by the Trust for the three months ended September 30, 2014 and 2013, consisting of the August distributions for each respective period (dollars in thousands, except per Bbl, per Mcf and per BOE amounts):

	Three Months Ended September 30,
	2014		2013
Sales volumes:
Oil from underlying properties (Bbl)(a)	170,304	(b)	177,367	(c)
Natural gas from underlying properties (Mcf)	597,391	(b)	637,115	(c)

Total production (BOE)	269,869		283,553
Average sales prices:
Oil (per Bbl)(a)	$85.97		$80.94
Natural (per Mcf)	$4.74		$3.65
Costs (per BOE):
Lease operating expenses	$27.36		$24.91
Production taxes	$4.15		$3.87
Revenues:
Oil sales(a)	$14,641	(b)	$14,356	(c)
Natural gas sales	2,831	(b)	2,326	(c)

Total revenues	$17,472		$16,682

Costs:
Lease operating expenses	$7,385		$7,065
Production taxes	1,120		1,096
Cash settlements on commodity derivatives(d)	—		—

Total costs	$8,505		$8,161

Net proceeds	$8,967		$8,521
Net profits percentage	90%		90%

Income from net profits interest	$8,071		$7,668

Provision for estimated Trust expenses	(250)		(225)
Montana state income tax withheld	(50)		(46)

Distributable Income	$7,771		$7,397

(a)	Oil includes natural gas liquids.

(b)

Oil and gas sales volumes and related revenues for the three months ended September 30, 2014 (consisting of Whiting’s August 2014 distribution to the Trust) generally represent crude oil production from April 2014 through June 2014 and natural gas production from March 2014 through May 2014.

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

Revenues. Oil and natural gas revenues increased $0.8 million or 5% for the three months ended September 30, 2014 compared to the same period in 2013. Sales revenue is a function of average commodity prices realized and oil and gas volumes sold. The increase in revenue between periods was due to higher sales prices realized for oil and natural gas, partially offset by lower oil and natural gas production volumes during the third quarter of 2014 as compared to the same 2013 period. The average sales price realized increased for oil by 6% and for gas by 30% between periods. Oil sales volumes decreased 7.1 MBbls (or 4%), and gas sales volumes decreased 39.7 MMcf (or 6%) during the third quarter of 2014 compared to the same period in 2013. Both of these volume decreases were primarily related to i) normal field production decline and ii) differences in timing associated with revenues received from non-operated properties, partially offset by six new wells that came online during the last twelve months. In the December 31, 2013 reserve report, production attributable to the underlying properties is estimated to decline at an approximate annualized rate of 11% for crude oil and 15% for natural gas from 2014 through the estimated NPI termination date.

Lease Operating Expenses. LOE increased $0.3 million or 5% during the third quarter of 2014 compared to the third quarter of 2013 period, primarily due to a $0.5 million increase in the cost of oilfield goods and services, partially offset by a $0.2 million decrease in labor costs on Whiting-operated properties and environmental and safety expenses between periods. The increase in overall LOE coupled with the decrease in overall production volumes between periods resulted in an increase in LOE on a per BOE basis of 10%, from $24.91 during the third quarter of 2013 to $27.36 for the same period in 2014.

Production Taxes. Production taxes are typically calculated as a percentage of oil and natural gas revenues before the effects of hedging, and production taxes as a percent of revenues remained relatively consistent at 6.4% and 6.6% for the third quarter of 2014 and 2013, respectively. Overall production taxes during the three months ended September 30, 2014 and 2013 remained consistent at $1.1 million for each respective period.

Provision for Estimated Trust Expenses. The provision for estimated Trust expenses remained relatively consistent at $0.3 million and $0.2 million for the third quarter of 2014 and 2013, respectively.

Distributable Income. For the three months ended September 30, 2014, the Trust’s distributable income was $7.8 million and was based on income from net profits interest of $8.1 million, reduced by Trust general and administrative costs of $0.2 million and Montana state income tax withholdings of $49,694, and adjusted for changes in Trust cash reserves. This compares to distributable income of $7.4 million for the third quarter of 2013, which was based on income from net profits interest of $7.7 million, reduced by $0.2 million of Trust general and administrative expenses and $46,185 in Montana state income tax withholdings, and adjusted for changes in Trust cash reserves.

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

In preparation for the termination of the Trust, the Trustee must establish a cash reserve for the payment of Trust termination-related expenses that are estimated to be incurred or paid after the final distribution to unitholders. The initial withholdings to establish this cash reserve amounted to $100,000 and are included in the provision for estimated Trust expenses of $350,000, which is a reduction of net proceeds, in the November 2014 distribution. This reserve may be funded from time to time by additional withholdings the Trustee, in its discretion, deems appropriate for contingent liabilities in accordance with Section 3808 of the Delaware Statutory Trust Act. Any increase in the reserve will reduce future distributions to unitholders. In addition, any final distribution to unitholders will be subject to the payment of all expenses and liabilities of the Trust.

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

Although capital expenditures for the testing, drilling, completion, equipping, plugging back or recompletion of any well that is a part of the underlying properties cannot be deducted from gross proceeds pursuant to the terms of the conveyance agreement, Whiting incurred capital expenditures of $3.8 million on the underlying properties during the nine months ended September 30, 2014. Such expenditures were not deducted from gross proceeds or Trust distributions, but they may have the effect of ultimately accelerating the receipt of NPI net proceeds and thereby benefiting the Trust unitholders by accelerating their return on investment. The Trust cannot provide any assurance that this will continue to occur or that future capital expenditures will be consistent with historical levels.

The Trust does not have any transactions, arrangements or other relationships with unconsolidated entities or persons that could materially affect the Trust’s liquidity or the availability of capital resources.

Future Trust Distributions to Unitholders

On November 6, 2014, the Trustee announced the Trust distribution of net profits for the third quarterly payment period in 2014. Unitholders of record on November 19, 2014 are expected to receive a distribution of $0.509336 per Trust unit, which is payable on or before December 1, 2014. This aggregate distribution to all Trust unitholders is expected to consist of net cash proceeds of $7.5 million paid by Whiting to the Trust, less a provision of $350,000 for estimated Trust expenses and $49,422 for Montana state income tax withholdings. The provision for estimated Trust expenses includes initial withholdings of $100,000 in order to establish a cash reserve for the payment of Trust termination-related expenses, as described above.

New Accounting Pronouncements

There were no accounting pronouncements issued during the nine months ended September 30, 2014 applicable to the Trust or its financial statements.

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2013. There have been no significant changes to the critical accounting policies during the nine months ended September 30, 2014.

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

Commodity derivative contracts that settled from October through December 2012 provided net cash receipts of $1.2 million (90% of $1.4 million) which were included in the February 2013 distribution to Trust unitholders.

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

Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2014, there has been no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Whiting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. No material change to such risk factors has occurred during the nine months ended September  30, 2014.

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

Date: November 7, 2014

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