Form 10-K
period 2014-12-31
WHITING USA TRUST I
filed 2015-03-20
CIK 1417003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for The Fiscal Year Ended December 31, 2014

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

None

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☑

The aggregate market value of Units of Beneficial Interest in Whiting USA Trust I held by non-affiliates at the closing sales price on June 30, 2014 of $2.19 was $25,573,725.

As of March 20, 2015, 13,863,889 Units of Beneficial Interest in Whiting USA Trust I were outstanding.

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

SPECIAL NOTE

As previously announced, and as discussed in this Form 10-K, (i) the net profits interest held by the Trust terminated in accordance with its terms as of January 28, 2015, and (ii) there will be no final distribution to Trust unit holders for the period from January 1, 2015 through January 28, 2015, the net profits interest termination date, due to the net profits interest generating a $133,718 net loss during such period. Consequently, the Trust is in the process of winding up its affairs and is expected to terminate in the near future.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K, including without limitation the statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operation” are forward-looking statements. No assurance can be given that such expectations will prove to have been correct. When used in this document, the words “believes,” “expects,” “anticipates,” “intends” or similar expressions are intended to identify such forward-looking statements. The factors described under the caption “Risk Factors” in this Form 10-K could affect the future results of the energy industry in general, Whiting and the Trust in particular, and could cause actual results to differ materially from those expressed in such forward-looking statements.

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

“DTC” The Depository Trust Corporation.

“Ex-date” The first date on which a Trust unit trades on the applicable exchange or market without the right to receive a distribution previously declared by the Trust.

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

“February 2015 distribution” The cash distribution to Trust unitholders of record on February 19, 2015 that was paid on March 2, 2015.

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

“November 2014 distribution” The cash distribution to Trust unitholders of record on November 19, 2014 that was paid on December 1, 2014.

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

“SEC” The U.S. Securities and Exchange Commission.

“service well” A service well is a well drilled or completed for the purpose of supporting production in an existing field. Wells in this class are drilled for the following specific purposes: gas injection (natural gas, CO2, propane, butane or flue gas), water injection, steam injection, air injection, salt-water disposal, water supply for injection, observation or injection for in-situ combustion.

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

PART I

Item 1. Business

General

Whiting USA Trust I is a statutory trust formed in October 2007 under the Delaware Statutory Trust Act, pursuant to a trust agreement (the “Trust agreement”) among Whiting Oil and Gas as trustor, The Bank of New York Trust Company, N.A., as trustee (subsequently renamed The Bank of New York Mellon Trust Company, N.A., and hereinafter referred to as “Trustee”) and Wilmington Trust Company as Delaware Trustee (the “Delaware Trustee”). The initial capitalization of the Trust estate was funded by Whiting in November 2007. The Trust maintains its offices at the office of the Trustee, at 919 Congress Avenue, Austin, Texas 78701. The telephone number of the Trustee is (512) 236-6599.

The Trust makes copies of its reports under the Exchange Act available at http://whx.investorhq.businesswire.com. The Trust’s filings under the Exchange Act are also available electronically from the website maintained by the SEC at http://www.sec.gov. In addition, the Trust will provide electronic and paper copies of its recent filings free of charge upon request to the Trustee.

As of December 31, 2007, the Trust had no assets other than a de minimis cash balance from its initial capitalization and had conducted no operations other than organizational activities. In April 2008, the Trust issued 13,863,889 units of beneficial interest in the Trust (“Trust units”) to Whiting in exchange for the conveyance of a term NPI by Whiting Oil and Gas. The NPI, which terminated effective January 28, 2015, represented the right of the Trust to receive 90% of the net proceeds from Whiting’s interests in certain existing oil, natural gas and natural gas liquid producing properties which we refer to as “the underlying properties”. The underlying properties were located in the Rocky Mountains, Mid-Continent, Permian Basin and Gulf Coast regions. Immediately after the conveyance, Whiting completed an initial public offering of Trust units selling 11,677,500 such units. Whiting retained ownership of 2,186,389 Trust units, or 15.8% of the total Trust units issued and outstanding.

The NPI terminated effective January 28, 2015 as a result of 9.11 MMBOE (which amount is equivalent to 8.20 MMBOE attributable to the NPI) having been produced and sold from the underlying properties. As previously disclosed in the press release issued by the Trust on March 10, 2015, there will be no payment made to unitholders for the final Trust distribution period due to the net profits interest generating a $133,718 net loss from January 1, 2015 through the net profits interest termination date of January 28, 2015 (the “final distribution period”).

Given the time lag between when production is sold and the related revenues are received and expenses relating thereto are paid, on or about August 31, 2015, the Trust may make a distribution if, after the receipt of revenues and payment of expenses, there are any positive net proceeds to distribute after recovery of the $133,718 net loss generated during the final distribution period (the “true-up distribution”). Unitholders of record on March 19, 2015 will be entitled to such distribution, if any. If the true-up calculation results in an increased net loss, the Trust will not be responsible for repayment of any portion of the net loss. As of March 19, 2015, 99.9% of the Trust’s total 13,863,889 units outstanding were held by Cede & Co., which is the DTC’s nominee, and Whiting as the official unitholders of record. Therefore, the March 19, 2015 record date, as it relates to any potential true-up distribution, is only applicable to unitholders of record such as Cede & Co. and Whiting, and the ex-date actually determines which street name holders will be eligible to receive a true-up distribution, if any such distribution is made by the Trust. It is likely that there may not be any true-up distribution or, if there is one, it is not likely to be significant. After any true-up distribution or determination that no such payment will be made, the Trust will soon thereafter wind up its affairs and terminate. The Trust units are expected to be canceled during the third quarter of 2015, and except for the slight possibility of a minor true-up distribution as discussed above, the Trust will not make any future distributions whatsoever. Additionally, as previously announced, the stock transfer books for the Trust were closed at the close of business on March 19, 2015.

The Trust units ceased trading on the New York Stock Exchange (the “NYSE”) effective before market open on February 17, 2015. The NYSE informed the Trust that the Trust was not in compliance with the NYSE’s continued listing standards, which require that the average closing price of the Trust units cannot be less than $1.00 per share over a period of 30 consecutive trading days. The Trust units transitioned to OTC Pink, operated by OTC Markets Group, effective with the opening of trading on February 17, 2015. The Trust can provide no assurance that any trading market for the Trust units will exist on OTC Pink or that current trading levels will be sustained or not diminish.

As of December 31, 2014, on a cumulative accrual basis 8.11 MMBOE (99%) of the Trust’s total 8.20 MMBOE had been produced and sold and a cumulative 0.02 MMBOE had been divested. Further detail on the reserves is provided herein under the section titled “Properties-Description of Underlying Properties-Reserves”, and such reserve information is based upon a reserve report prepared by independent reserve engineers Cawley, Gillespie & Associates, Inc. for the underlying properties at December 31, 2014, which we refer to as the “reserve report.” See “Risk Factors” in Item 1A of this Annual Report on Form 10-K for additional discussion. Production from the underlying properties for the year ended December 31, 2014 was approximately 64% oil and approximately 36% natural gas. However, at the date of this report, the Trust had no oil or gas reserves as a result of the termination of the NPI on January 28, 2015.

Prior to the termination of the NPI, net proceeds payable to the Trust depended upon production quantities; sales prices of oil, natural gas and natural gas liquids; costs to develop and produce the oil and gas; and realized cash settlements from commodity derivative contracts. In calculating net proceeds, Whiting deducted from gross oil and natural gas sales proceeds, all royalties, lease operating expenses (including costs of workovers), production and property taxes, hedge payments made by Whiting to the hedge contract counterparty, maintenance expenses, postproduction costs (including plugging and abandonment liabilities) and producing overhead. If at any time costs should exceed gross proceeds, as is the case with the final distribution period, neither the Trust nor the Trust unitholders will be liable for the excess costs. The Trust, however, would not receive any net proceeds until future net proceeds (which are now highly unlikely due to the NPI having terminated) exceeded the total of those excess costs, plus interest at the prime rate. For more information on the net proceeds calculation, see “Computation of Net Proceeds” later in this section.

Whiting entered into certain costless collar hedge contracts and in turn conveyed to the Trust the rights and obligations to hedge payments under such contracts. All such contracts terminated as of December 31, 2012, and no additional hedges are allowed to be placed on the Trust assets.

The Trust makes cash distributions of substantially all of its quarterly cash receipts, after the deduction of fees and expenses for the administration of the Trust, to holders of its Trust units. Because payments to the Trust were generated by depleting assets and the Trust has a finite life due to the production from the underlying properties diminishing over time, a portion of each distribution represented a return of the original investment in the Trust units, with the remainder being considered as a return on investment.

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

The Trust was created to acquire and hold the term NPI for the benefit of the Trust unitholders pursuant to a conveyance to the Trust from Whiting Oil and Gas. The NPI, which terminated effective January 28, 2015, is the only asset of the Trust, other than cash held for Trust expenses. The NPI is passive in nature, and the Trustee has no management control over and no responsibility relating to the operation of the underlying properties. The business and affairs of the Trust are administered by the Trustee, and Whiting and its affiliates have no ability to manage or influence the operations of the Trust. Whiting, as a matter of course, does not make public projections as to future sales, earnings or other results relating to the underlying properties.

Marketing and Major Customers

Pursuant to the terms of the conveyance creating the NPI, Whiting had the responsibility to market, or cause to be marketed, the oil, natural gas and natural gas liquid production attributable to the underlying properties. The terms of the conveyance creating the NPI did not permit Whiting to charge any marketing fee, other than fees for marketing paid to non-affiliates, when determining the net proceeds upon which the NPI is calculated. As a result, the net proceeds to the Trust from the sales of oil, natural gas and natural gas liquid production from the underlying properties were determined based on the same price that Whiting received for oil, natural gas and natural gas liquid production attributable to Whiting’s remaining interest in the underlying properties.

Whiting principally sells its oil and natural gas production to end users, marketers and other purchasers that have access to nearby pipeline facilities. In areas where there is no practical access to pipelines, oil is trucked to storage facilities. Whiting’s marketing of oil and natural gas can be affected by factors beyond its control, the effects of which cannot be accurately predicted. During 2014, sales to Lion Oil Company, Enterprise South Texas and Plains Marketing LP accounted for 16%, 12% and 10%, respectively, of total oil and natural gas sales from the underlying properties.

Competition and Markets

The oil and natural gas industry is highly competitive. Whiting competes with major oil and gas companies and independent oil and gas companies for oil and natural gas, equipment, personnel and markets for the sale of oil and natural gas. Many of these competitors are financially stronger than Whiting, but even financially troubled competitors can affect the market because of their need to sell oil and natural gas at any price to attempt to maintain cash flow. Prior to the termination of the NPI, the Trust was subject to the same competitive conditions as Whiting and other companies in the oil and natural gas industry.

Oil and natural gas compete with other forms of energy available to customers, primarily based on price. These alternate forms of energy include electricity, coal and fuel oils. Changes in the availability or price of oil, natural gas or other forms of energy, as well as business conditions, conservation, legislation, regulations and the ability to convert to alternate fuels and other forms of energy may affect the demand for oil and natural gas. Price fluctuations for oil, natural gas and natural gas liquids directly impacted Trust distributions, estimates of reserves attributable to the NPI and estimated and actual future net revenues to the Trust.

Description of Trust Units

Each Trust unit is a unit of beneficial interest in the Trust and is entitled to receive cash distributions from the Trust on a pro rata basis. Each Trust unitholder has the same rights regarding each of his or her Trust units as every other Trust unitholder has regarding his or her units. The Trust units are in book-entry form only and are not represented by certificates. The Trust is in the process of winding up and terminating, and no future distributions are likely. Additionally, the Trust units are expected to be canceled during the third quarter of 2015. See “- Termination of the Trust” below.

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

Termination of the Trust

The NPI terminated effective January 28, 2015 as a result of 9.11 MMBOE (8.20 MMBOE at the 90% NPI) having been produced and sold from the underlying properties. As a result, the Trust is in the process of winding up its affairs and terminating. The Trust units are expected to be canceled during the third quarter of 2015, and except for the slight possibility of a minor true-up distribution as discussed above, the Trust will not make any future distributions whatsoever.

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

Net Profits Interest

The term NPI, which terminated effective January 28, 2015, was conveyed to the Trust by Whiting Oil and Gas in April 2008 by means of a conveyance instrument that has been recorded in the appropriate real property records in each county where the underlying properties are located. The NPI previously burdened the interests owned by Whiting in the underlying properties, and, as of January 28, 2015, the underlying properties reverted back to Whiting.

The conveyance creating the NPI provided that the Trust was entitled to receive an amount of cash for each quarter equal to 90% of the net proceeds (calculated as described below) from the sale of oil, natural gas and natural gas liquid production attributable to the underlying properties.

The amounts paid to the Trust for the NPI are based on the definitions of “gross proceeds” and “net proceeds” contained in the conveyance and described below. Under the conveyance and other than after termination of the NPI, net proceeds were computed quarterly, and 90% of the aggregate net proceeds attributable to a computation period are paid to the Trust no later than 60 days following the end of the computation period (or the next succeeding business day). Whiting does not pay to the Trust any interest on the net proceeds held by Whiting prior to payment to the Trust. The Trustee made distributions to Trust unitholders quarterly. However, the NPI terminated effective January 28, 2015 as a result of 9.11 MMBOE (which amount is equivalent to 8.20 MMBOE attributable to the NPI) having been produced and sold from the underlying properties. As previously disclosed in the press release issued by the Trust on March 10, 2015, there will be no payment made to unitholders for the final Trust distribution period due to the net profits interest generating a $133,718 net loss during the final distribution period. However, because that determination was based on calculations that included estimates, there is a slight possibility that actual revenues and expenses relating to the net profits interest during the final distribution period could result in a small true-up distribution on or about August 31, 2015.

Although no distribution is likely, unitholders of record on March 19, 2015, will be entitled to any such true-up distribution that may be made by the Trust on or about August 31, 2015. As of March 19, 2015, 99.9% of the Trust’s total 13,863,889 units outstanding were held by Cede & Co., which is the DTC’s nominee, and Whiting as the official unitholders of record. Therefore, the March 19, 2015 record date, as it relates to a true-up distribution, is only applicable to unitholders of record such as Cede & Co. and Whiting, and the ex-date actually determines which street name holders will be eligible to receive a true-up distribution, if any such distribution is made by the Trust. It is likely that there may not be any true-up distribution or, if there is one, it is not likely to be significant. After any true-up distribution or determination that no such payment will be made, the Trust will soon thereafter wind up its affairs and terminate. The Trust units are expected to be canceled during the third quarter of 2015, and except for the slight possibility of a minor true-up distribution as discussed above, the Trust will not make any future distributions whatsoever. Additionally, as previously announced, the stock transfer books for the Trust units were closed at the close of business on March 19, 2015.

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

Whiting entered into certain costless collar hedge contracts, which all terminated as of December 31, 2012, and in turn conveyed to the Trust the rights and obligations to hedge payments under such contracts. All of the hedge payments received by Whiting from the counterparty upon settlements of hedge contracts and certain other non-production revenues, as detailed in the conveyance, offset the operating expenses outlined above in calculating the net proceeds, and Whiting included actual hedge payments and non-production revenues in the calculation of net proceeds accordingly. In addition, the aggregate amount paid by Whiting on settlement of the hedge contracts reduced the amount of the net proceeds paid to the Trust. No additional hedges are allowed to be placed on the Trust assets.

Although capital expenditures for the testing, drilling, completion, equipping, plugging back or recompletion of any well that is a part of the underlying properties cannot be deducted from gross proceeds pursuant to the terms of the conveyance agreement, Whiting incurred capital expenditures of $5.2 million on the underlying properties in 2014. Such expenditures were not deducted from gross proceeds or Trust distributions in 2014.

Pursuant to the terms of the applicable joint operating agreements, Whiting deducts from gross proceeds an overhead fee to operate those underlying properties for which Whiting has been designated as the operator. Additionally, for those underlying properties for which Whiting is the operator but where there is no operating agreement in place, Whiting deducts from the gross proceeds an overhead fee calculated in the same manner that Whiting allocates overhead to other similarly owned properties, as is customary in the oil and gas industry. Operating overhead activities include various engineering, legal and administrative functions. The Trust’s portion of the monthly charge averaged $534 per month per active operated well, which totaled $1.9 million for the four distributions made during the year ended December 31, 2014. The fee is adjusted annually pursuant to COPAS guidelines and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers.

In the event that the net proceeds for any computation period is a negative amount, as is the case for the final distribution period, the Trust receives no payment for that period, and any such negative amount plus accrued interest at the prevailing money market rate will be deducted from future gross proceeds, if any.

Gross proceeds and net proceeds are calculated on a cash basis, except that certain costs, primarily ad valorem taxes and expenditures of a material amount, may be determined on an accrual basis.

Commodity Hedge Contracts

Whiting entered into certain costless collar hedge contracts, all of which terminated as of December 31, 2012, and Whiting in turn conveyed to the Trust the rights and obligations to hedge payments Whiting made or received under such costless collar hedge contracts. These contracts were entered into to reduce the exposure to volatility in the underlying properties’ oil and gas revenues due to fluctuations in crude oil and natural gas prices, and to achieve more predictable cash flows. Historically, prices received for oil and gas production have been volatile because of seasonal weather patterns, supply and demand factors, worldwide political factors and general economic conditions. Costless collars are designed to establish floor and ceiling prices on anticipated future production. The hedge contracts were in place during the 2012 period presented in this Annual Report on Form 10-K. No additional hedges are allowed to be placed on Trust assets, nor can the Trust enter into derivative contracts for trading or speculative purposes.

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

In addition, Whiting was entitled, without the consent of the Trust unitholders, to require the Trust to sell the net profits interest associated with any well or lease that accounts for less than or equal to 0.25% of the total production from the underlying properties in the prior 12 months under certain circumstances. Whiting, however, did not divest any Trust properties during 2014.

For the underlying properties for which Whiting is the designated operator, it was entitled to enter into farm-out, operating, participation and other similar agreements to develop the property, without the consent or approval of the Trustee or any Trust unitholder.

Whiting or any other operator had the right to abandon any well or property if it reasonably believed the well or property ceased to produce or was not capable of producing in commercially paying quantities. In making such decisions, Whiting was required under the applicable conveyance to operate the underlying properties as a reasonably prudent operator in the same manner it would if these properties had not been burdened by the NPI. Upon termination of the lease, the portion of the NPI relating to the abandoned property was extinguished.

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

On the basis of that advice, the Trust will file annual information returns, reporting to the Trust unitholders all items of income, gain, loss, deduction and credit. The Trust will allocate items of income, gain, loss, deductions and credits to Trust unitholders based on record ownership at each quarterly record date. It is possible that the IRS or another tax authority could disagree with this allocation method and could assert that income and deductions of the Trust should be determined and allocated on a daily, prorated or other basis, which could require adjustments to the tax returns of the Trust unitholders affected by the issue.

Classification of the Net Profits Interest

Tax counsel to the Trust also advised the Trust at the time of formation that, for U.S. federal income tax purposes, based upon representations made by Whiting regarding the expected economic life of the underlying properties and the expected duration of the NPI, in its opinion the NPI should be treated as a “production payment” under Section 636 of the Code, or otherwise as a debt instrument. On the basis of that advice, the Trust treated the NPI as indebtedness subject to Treasury regulations applicable to contingent payment debt instruments, and by purchasing Trust units, a Trust unitholder agreed to be bound by the Trust’s application of those regulations, including the Trust’s determination of the rate at which interest was deemed to accrue on the NPI. No assurance can be given that the IRS or another tax authority will not assert that the NPI should have been treated differently. Any such different treatment could affect the timing and character of income, gain or loss in respect of an investment in Trust units and could require a Trust unitholder to accrue income at a rate different than that determined by the Trust.

Reporting Requirements for Widely-Held Fixed Investment Trusts

Some Trust units are held by middlemen, as such term is broadly defined in the Treasury regulations (and includes custodians, nominees, certain joint owners and brokers holding an interest for a custodian street name, collectively referred to herein as “middlemen”). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. The Bank of New York Mellon Trust Company, N.A., 919 Congress Avenue, Austin, Texas 78701, telephone number (512) 236-6599, is the representative of the Trust that will provide the tax information in accordance with applicable Treasury regulations governing the information reporting requirements of the Trust as a WHFIT. Notwithstanding the foregoing, the middlemen holding Trust units on behalf of unitholders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the Treasury regulations with respect to such Trust units, including the issuance of IRS Forms 1099 and certain written tax statements. Unitholders whose Trust units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust units. Any generic tax information provided by the Trustee of the Trust is intended to be used only to assist Trust unitholders in the preparation of their federal and state income tax returns.

Available Trust Tax Information

In compliance with the Treasury regulations reporting requirements for non-mortgage widely-held fixed investment trusts and the dissemination of Trust tax reporting information, the Trustee provides a generic tax information reporting booklet which is intended to be used only to assist Trust unitholders in the preparation of their 2014 federal and state income tax returns. The projected payment schedule for the NPI is included with the tax information booklet. This tax information booklet can be obtained at http://whx.investorhq.businesswire.com.

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

Item 1A. Risk Factors

The NPI terminated effective January 28, 2015, the Trust announced on March 10, 2015 there would be no final distribution to record holders as of March 19, 2015, and the Trust is precluded from acquiring other oil and natural gas properties. Consequently, as required by the Trust agreement, the Trust is in the process of winding up and terminating, which will result in the cancelation of the Trust units. If the Trust units are trading at a price in excess of any true-up distribution that may be reasonably expected to be made by the Trust (and no distribution is likely), the trading price of the Trust units is likely to include one or more abrupt decreases.

The NPI terminated effective January 28, 2015, and the Trust announced that there would be no final distribution to record holders as of March 19, 2015 for the final distribution period. The Trust agreement provides that the Trust’s business activities are limited to owning the NPI and any activity reasonably related to such ownership, including activities required or permitted by the terms of the conveyance related to the NPI. Therefore, the Trust is not permitted to acquire other oil and natural gas properties. As a result of the termination of the NPI, the Trust is in the process of winding up and terminating, which includes the cancelation of the Trust units. The cancelation of the Trust units is expected to occur during the third quarter of 2015.

If the Trust units are trading at a price in excess of any true-up distribution amount that may reasonably be expected to be made by the Trust, the trading price of the Trust units is likely to include one or more abrupt decreases. The market price of the Trust units may be affected by factors other than expectations regarding the possibility of any true-up distribution amount. However, because the Trust is unlikely to make any further distribution, and because any distribution the Trust may make is likely to be insignificant, the Trust units have little or no intrinsic value.

The Trust units have been delisted from the New York Stock Exchange. It will likely be more difficult for unit holders to sell the Trust units or to obtain accurate quotations of the Trust units.

Effective before market open on February 17, 2015, the Trust units were delisted from the NYSE, and on the same day, trading of the Trust units commenced on OTC Pink, operated by OTC Markets Group, under the trading symbol “WHXT.” The Trust can provide no assurance that any trading market for the Trust units will exist on OTC Pink or that current trading levels will be sustained or not diminish.

Securities traded on the over-the-counter markets are typically less liquid than stocks that trade on the NYSE. Trading on the over-the-counter market may negatively affect the trading price and liquidity of the Trust units and could result in larger spreads in the bid and ask prices for Trust units. Unit holders may find it difficult to resell their Trust units due to the delisting.

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

Oil and natural gas properties are typically managed pursuant to an operating agreement among the working interest owners of oil and natural gas properties. The typical operating agreement contains procedures whereby the owners of the working interests in the property designate one of the interest owners to be the operator of the property. Under these arrangements, the operator is typically responsible for making decisions relating to drilling activities, sale of production, compliance with regulatory requirements and other matters that affect the property. Neither the Trustee nor the Trust unitholders had any contractual ability to influence or control the field operations of, and sale of oil and natural gas from, the underlying properties, including underlying properties where Whiting is the operator. Also, the Trust unitholders had no voting rights with respect to the operators of these properties and, therefore, had no managerial, contractual or other ability to influence the activities of the operators of these properties.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Description of the Underlying Properties

The underlying properties consisted of Whiting’s net interests in certain oil and natural gas producing properties as of the date of the conveyance of the NPI to the Trust, which were located primarily in the Rocky Mountains, Mid-Continent, Permian Basin and Gulf Coast regions of the United States. The NPI terminated effective January 28, 2015, and the underlying properties reverted back to Whiting effective on such date. At the date of this Annual Report on Form 10-K, the Trust had no assets other than any cash held for current and future expenses and the terminated NPI.

Reserves

As of January 28, 2015, the NPI had terminated and Trust had no oil and gas reserves. As of December 31, 2014, however, the Trust still had 76 MBOE of proved oil and gas reserve attributable to it, and all of the Trust’s reserves were located within the United States. The following table summarizes estimated proved reserves (developed and undeveloped) and the standardized measure of discounted future net cash flows as of December 31, 2014 based on average fiscal-year prices (calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period ended December 31, 2014) attributable to the Trust based on the term of its NPI (dollars in thousands):

	Whiting USA Trust I(3) (90% NPI through January 2015)
	Oil(4) (MBbl)	Natural Gas (Mcf)	MBOE
Proved reserves(1):
Developed	52	148	76
Undeveloped	-	-	-

Total proved—December 31, 2014	52	148	76

Standardized measure(2)			2,575

(1)

Oil and gas reserve quantities have been determined based upon NYMEX oil and gas prices of $94.99 per Bbl and $4.35 per MMBtu, respectively, which are calculated using an average of the first-day-of-the-month price for each month within the 12 months ended December 31, 2014, pursuant to current SEC and FASB guidelines. The average NYMEX oil and gas prices for the month of January 2015 were much lower than 12 month average prices as of December 31, 2014 in that crude oil was priced at $56.62 per Bbl and natural gas was $3.19 per MMBtu, respectively.

(2)

Standardized measure of discounted future net cash flows as of December 31, 2014. No provision for federal or state income taxes has been provided because taxable income is passed through to the unitholders of the Trust. Therefore, the standardized measure of the Trust and of the underlying properties is equal to their corresponding pre-tax PV 10% values.

(3)

The Trust’s estimated proved reserves as of December 31, 2014 on a 90% basis were 76 MBOE, which reserve amount includes only those quantities of proved reserves in the underlying properties that are available to satisfy the interests of Trust unitholders and does not include the remaining 10% of proved reserves in the underlying properties to which only Whiting would be entitled. The NPI terminated effective January 28, 2015.

(4)	Oil includes natural gas liquids.

The above table does not include any proved undeveloped reserve quantities as of December 31, 2014 because the underlying properties consist of mature producing properties that are essentially fully developed. Technical studies have not identified any drilling locations that meet the criteria of proved undeveloped reserves, nor has any future capital been committed for the development of proved undeveloped reserves on the underlying properties.

Proved reserves.  Estimates of proved reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, price changes and other factors. Oil and gas reserve quantities and related discounted future net cash flows have been derived from oil and gas prices calculated using an average of the first-day-of-the month price for each month within the most recent 12 months, pursuant to current SEC and FASB guidelines. Assumptions used to estimate reserve quantities and related discounted future net cash flows also include costs for estimated future production expenditures required to produce the proved reserves as of December 31, 2014. Future net cash flows are discounted at an annual rate of 10%. There is no provision for federal income taxes with respect to the future net cash flows attributable to the underlying properties or to the NPI because future net revenues are not subject to taxation at the Trust level. See “Federal Income Tax Matters” in Item 1 of this Annual Report on Form 10-K for more information.

A rollforward of changes in net proved reserves attributable to the Trust from January 1, 2012 to December 31, 2014, and the calculation of the standardized measure of the related discounted future net revenues are contained in the Supplemental Oil And Gas Reserve Information (Unaudited) in the notes to the financial statements of the Trust included in this Annual Report on Form 10-K. Whiting has not filed reserve estimates covering the underlying properties with any other federal authority or agency.

In 2014, revisions to previous estimates decreased proved reserves by a net amount of 30 MBOE. Included in these revisions were 44 MBbl of downward adjustments to crude oil reserves, primarily due to lower oil prices of $79.30 per Bbl in reserve estimates at December 31, 2014, as compared to $84.40 per Bbl at December 31, 2013. This downward revision in crude oil reserves was partially offset by 14 MBOE (87 MMcf) of upward adjustments to natural gas reserves, primarily due to higher gas prices of $4.48 per Mcf in reserve estimates at December 31, 2014, as compared to gas prices of $3.72 per Mcf at December 31, 2013.

Preparation of reserves estimates.  Whiting has advised the Trust that it maintains adequate and effective internal controls over the reserve estimation process as well as the underlying data upon which reserve estimates are based. The primary inputs to the reserve estimation process are comprised of technical information, financial data, ownership interests and production data. All field and reservoir technical information, which is updated annually, is assessed for validity when the reservoir engineers hold technical meetings with geoscientists, operations and land personnel to discuss field performance. Current revenue and expense information is obtained from Whiting’s accounting records, which are subject to their own set of internal controls over financial reporting. Internal controls over financial reporting are assessed for effectiveness annually using the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. All current financial data such as commodity prices, lease operating expenses, production taxes and field commodity price differentials are updated in the reserve database and then analyzed to ensure that they have been entered accurately and that all updates are complete. Whiting’s current ownership in mineral interests and well production data are also subject to the aforementioned internal controls over financial reporting, and they are incorporated in the reserve database as well and verified to ensure their accuracy and completeness. Once the reserve database has been entirely updated with current information, and all relevant technical support material has been assembled, the Trust’s independent engineering firm Cawley, Gillespie & Associates, Inc. (“CG&A”) meets with Whiting’s technical personnel in Whiting’s Denver and Midland offices to review field performance. Following these reviews the reserve database is furnished to CG&A so that they can prepare their independent reserve estimates and final report. Access to Whiting’s reserve database is restricted to specific members of the reservoir engineering department.

CG&A is a Texas Registered Engineering Firm. The primary contact at CG&A is Mr. Robert Ravnaas, President. Mr. Ravnaas is a State of Texas Licensed Professional Engineer. See Appendix 1 and Exhibit 99 of this Annual Report on Form 10-K for the Report of Cawley, Gillespie & Associates, Inc. and further information regarding the professional qualifications of Mr. Ravnaas.

Whiting’s Vice President of Reservoir Engineering and Acquisitions is responsible for overseeing the preparation of the reserves estimates. He has over 30 years of experience, the majority of which has involved reservoir engineering and reserve estimation, and he holds a Bachelor’s degree in petroleum engineering from the Colorado School of Mines. He is also a member of the Society of Petroleum Engineers.

Producing Acreage and Well Counts

The NPI terminated effective January 28, 2015, and therefore the Trust did not own any wells or acreage from and after such date.

Oil and Natural Gas Production

The table below shows total oil and gas production, average sales prices and average production costs attributable to underlying properties. Sales volumes for natural gas liquids are included with oil sales since they were not material.

	Year Ended December 31,
	2014	2013	2012
Net sales volumes:
Oil production (MBbl)(1)	702	707	753
Natural gas production (MMcf)	2,369	2,553	2,705
Total production (MBOE)	1,097	1,133	1,204
Average daily production (MBOE/d)	3.0	3.1	3.3
Magnolia field sales volumes:(2)
Oil production (MBbl)(1)	109	111	120
Natural gas production (MMcf)	150	149	167
Total production (MBOE)	134	136	147
Average sales prices:
Oil (per Bbl)(1)	$77.49	$83.86	$79.33
Natural gas (per Mcf)	$4.21	$3.62	$2.86
Production costs per BOE(3)	$27.64	$25.50	$24.01

(1)	Oil includes natural gas liquids.
(2)	Magnolia field was the only field that contained 15% or more of the total proved reserve volumes at December 31, 2014.
(3)

Production costs reported above exclude from lease operating expenses ad valorem taxes of $0.8 million ($0.73/BOE), $0.9 million ($0.82/BOE) and $1.1 million ($0.94/BOE) for the years ended December 31, 2014, 2013 and 2012, respectively.

Producing wells that the NPI had a conveyed interest in are part of 14 enhanced oil recovery waterflood projects, and aggregate production from such enhanced oil recovery fields averaged 636 BOE/d during 2014 or 21% of 2014 daily production from the underlying properties. For these areas, Whiting needs to use enhanced recovery techniques in order to maintain oil and gas production from these fields.

Delivery Commitments

The NPI terminated effective January 28, 2015. The Trust has not committed to deliver fixed quantities of oil or gas in the future under any contracts or agreements.

Item 3. Legal Proceedings

Currently, there are not any legal proceedings pending to which the Trust is a party or of which any of its property is the subject.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

The Trust units commenced trading on the New York Stock Exchange on April 30, 2008 under the symbol “WHX” and were delisted from the New York Stock Exchange before market open on February 17, 2015. The Trust units transitioned to OTC Pink, operated by OTC Markets Group, effective with the opening of trading on February 17, 2015 under the symbol “WHXT”. Prior to April 30, 2008, there was no established public trading market for the Trust units. The high and low sales prices per unit for each quarter in 2014 and 2013 were as follows:

	For the Year Ended December 31,
	2014		2013
	High	Low	High	Low
First quarter (January 1 through March 31)	$6.19	$2.51	$7.85	$4.65
Second quarter (April 1 through June 30)	$3.11	$1.72	$9.57	$3.29
Third quarter (July 1 through September 30)	$2.86	$1.90	$5.64	$3.50
Fourth quarter (October 1 through December 31)	$3.24	$1.62	$6.33	$4.25

At December 31, 2014, the 13,863,889 units outstanding were held by three unitholders of record.

Distributions

Each quarter, the Trustee determines the amount of funds available for distribution to the Trust unitholders. Available funds are the excess cash, if any, received by the Trust from the NPI and other sources (such as interest earned on any amounts reserved by the Trustee) that quarter, over the Trust’s expenses for that quarter. Available funds are reduced by any cash the Trustee decides to hold as a reserve against future liabilities. Quarterly cash distributions during the term of the Trust are made by the Trustee generally no later than 60 days following the end of each quarter (or the next succeeding business day) to the Trust unitholders of record on the 50th day following the end of each quarter. The table below presents the net cash proceeds for each quarter of 2014 and 2013 attributable to the 90% NPI, the estimated Trust expenses, Montana state income taxes reserved for by the Trustee and the resulting distributable income per Trust unit (dollars in thousands, except distributable income per unit).

2014 Quarterly Distributions	Net Cash Proceeds (90% NPI)	Estimated Trust Expenses	Montana State Income Tax Withholdings	Distributable Income per Unit
First quarter	$8,033	$250	$59	$0.557120
Second quarter	6,904	370	40	0.468402
Third quarter	8,071	250	50	0.560534
Fourth quarter	7,460	350	49	0.509336

Total	$30,468	$1,220	$198	$2.095392

2013 Quarterly Distributions	Net Cash Proceeds (90% NPI)	Estimated Trust Expenses	Montana State Income Tax Withholdings	Distributable Income per Unit
First quarter	$8,174	$100	$66	$0.577618
Second quarter	6,629	300	45	0.453290
Third quarter	7,668	225	46	0.533550
Fourth quarter	8,414	140	65	0.592105

Total	$30,885	$765	$222	$2.156563

Subsequent to year end, on March 2, 2015, a distribution of $0.283085 per Trust unit was paid to Trust unitholders owning Trust units as of February 19, 2014. This aggregate distribution to all Trust unitholders consisted of net cash proceeds of $4.3 million paid by Whiting to the Trust, less a provision of $300,000 for estimated Trust expenses and $29,098 for Montana state income tax withholdings. In addition, there will be no payment made to unitholders for the final distribution period due to the net profits interest generating a $133,718 net loss from January 1, 2015 through the net profits interest termination date of January 28, 2015.

Equity Compensation Plans

The Trust does not have any employees and, therefore, does not maintain any equity compensation plans.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

There were no purchases of Trust units by the Trust or any affiliated purchaser during the fourth quarter of 2014.

Item 6. Selected Financial Data

The following table sets forth selected data for the Trust for the years ended December 31, 2014, 2013 and 2012 and as of December 31, 2014, 2013 and 2012 based on the Trust’s audited financial statements (dollars and shares in thousands, except distributable income per unit):

	Year Ended December 31,
	2014	2013	2012
Income from net profits interest	$30,468	$30,885	$37,856
Distributable income	$29,050	$29,898	$36,685
Distributable income per unit	$2.095392	$2.156563	$2.646044

	December 31,
	2014	2013	2012
Trust corpus	$3,868	$18,002	$31,055
Total assets at year-end	$4,305	$18,102	$31,282
Trust units outstanding	13,864	13,864	13,864

Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operation

This document contains forward-looking statements, which include expectations or forecasts of future events. Please refer to “Forward-Looking Statements” which follows the Table of Contents of this Form 10-K for an explanation of these types of statements.

Trust Termination and Overview

The Trust does not conduct any operations or activities, and is currently in the process of winding up and terminating, as required by the Trust agreement. The Trust’s purpose is, in general, to hold the NPI, to distribute to unitholders cash that the Trust receives pursuant to the NPI, and to perform certain administrative functions with respect to the NPI and the Trust units. The NPI terminated effective January 28, 2015 as a result of 9.11 MMBOE (8.20 MMBOE at the 90% NPI) having been produced and sold from the underlying properties. As previously disclosed in the press release issued by the Trust on March 10, 2015, there will be no payment made to unitholders for the final Trust distribution period due to the net profits interest generating a $133,718 net loss from January 1, 2015 through the net profits interest termination date of January 28, 2015.

Given the time lag between when production is sold and the related revenues are received and expenses relating thereto are paid, on or about August 31, 2015, the Trust may make a true-up distribution if, after the receipt of revenues and payment of expenses, there are any positive net proceeds to distribute after recovery of the $133,718 net loss generated during the final distribution period. Unitholders of record on March 19, 2015 will be entitled to such distribution, if any. If the true-up calculation results in an increased net loss, the Trust will not be responsible for repayment of any portion of the net loss. As of March 19, 2015, 99.9% of the Trust’s total 13,863,889 units outstanding were held by Cede & Co., which is the DTC’s nominee, and Whiting as the official unitholders of record. Therefore, the March 19, 2015 record date, as it relates to any potential true-up distribution, is only applicable to unitholders of record such as Cede & Co. and Whiting, and the ex-date actually determines which street name holders will be eligible to receive a true-up distribution, if any such distribution is made by the Trust. It is likely that there may not be any true-up distribution or, if there is one, it is not likely to be significant. After any true-up distribution or determination that no such payment will be made, the Trust will soon thereafter wind up its affairs and terminate. The Trust units are expected to be canceled during the third quarter of 2015, and except for the slight possibility of a minor true-up distribution as discussed above, the Trust will not make any future distributions whatsoever. Additionally, as previously announced, the stock transfer books for the Trust were closed at the close of business on March 19, 2015.

Oil and gas prices historically have been volatile and may fluctuate widely in the future. The table below highlights these price trends by listing quarterly average NYMEX crude oil and natural gas prices for the periods indicated through December 31, 2014. The 2014 NPI distributions were mainly affected, however, by October 2013 through September 2014 oil prices and by September 2013 through August 2014 natural gas prices.

	2012				2013				2014
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Crude oil (per Bbl)	$102.94	$93.51	$92.19	$88.20	$94.34	$94.23	$105.82	$97.50	$98.62	$102.98	$97.21	$73.12
Natural gas (per MMBtu)	$2.72	$2.21	$2.81	$3.41	$3.34	$4.10	$3.58	$3.60	$4.93	$4.68	$4.07	$4.04

Oil prices have fallen significantly since reaching highs of over $105.00 per Bbl in June 2014, dropping below $45.00 per Bbl in January 2015. Natural gas prices have also declined from over $4.80 per Mcf in April 2014 to below $2.60 per Mcf in February 2015. In addition, forecasted prices for both oil and gas for 2015 have also declined. Lower oil and gas prices on production from the underlying properties could cause a reduction in the amount of net proceeds to which the Trust is entitled. All costless collar hedge contracts Whiting entered into, and in turn conveyed to the Trust, terminated as of December 31, 2012 (which hedging effects impacted the February 2013 distribution to unitholders and ceased thereafter) and no additional hedges are allowed to be placed on the Trust assets. Consequently, for production applicable to quarterly payment periods after the February 2013 distribution, there has been and will be no cash settlement gains or losses on commodity derivatives, and the Trust has had and will have increased exposure to oil and natural gas price volatility since the February 2013 distribution.

The Trust units ceased trading on NYSE effective before market open on February 17, 2015. The NYSE informed the Trust that the Trust was not in compliance with the NYSE’s continued listing standards, which require that the average closing price of the Trust units cannot be less than $1.00 per share over a period of 30 consecutive trading days. The Trust units transitioned to OTC Pink, operated by OTC Markets Group, effective with the opening of trading on February 17, 2015. The Trust can provide no assurance that any trading market for the Trust units will exist on OTC Pink or that current trading levels will be sustained or not diminish.

Establishment of Reserves.  The Trust agreement authorizes the Trustee to establish a cash reserve for the payment of any liability that is contingent or uncertain in amount or that is not otherwise currently due and payable. In preparation for the termination of the Trust, the Trustee established a cash reserve of $100,000 for the payment of Trust termination-related expenses, that are estimated to be incurred or paid after the final distribution to unitholders. The withholdings to establish this cash reserve were included in the November 2014 distribution within the provision for estimated Trust expenses, which was a reduction of net proceeds. This reserve may be funded from time to time by additional withholdings the Trustee, in its discretion, deems appropriate for contingent liabilities in accordance with Section 3808 of the Delaware Statutory Trust Act. All such reserves reduce distributions to unitholders. In addition, any true-up distribution to unitholders will be subject to the payment of all expenses and liabilities of the Trust.

Impairment of Net Profits Interest.  As of December 31, 2014, the Trust’s investment in the NPI with a carrying value of $5.3 million was written down to its fair value of $3.9 million, resulting in a $1.4 million impairment charged directly to Trust corpus. The write-down of the investment in NPI is related to the decrease in the forward price curve for crude oil and natural gas as of December 31, 2014, and the $3.9 million of investment in net profits interest is solely related to the February 2015 distribution amount.

For a discussion of material changes to proved reserves, see “Reserves” in Item 2 of this Annual Report on Form 10-K. Additionally, for a discussion of the need to use enhanced recovery techniques, see “Oil and Natural Gas Production” in Item 2 of this Annual Report on Form 10-K.

Results of Trust Operations

The following is a summary of income from net profits interest and distributable income received by the Trust for the years ended December 31, 2014, 2013 and 2012, consisting of the February, May, August and November distributions for each respective year (dollars in thousands, except per Bbl, per Mcf and per BOE amounts):

	Year Ended December 31,
	2014		2013		2012
Sales volumes:
Oil from underlying properties (MBbl)(a)	709	(b)	707	(c)	762	(d)
Natural gas from underlying properties (MMcf)	2,392	(b)	2,580	(c)	2,805	(d)

Total production (MBOE)	1,108		1,137		1,229

Average sales prices:
Oil (per Bbl)(a)	$82.63		$82.14		$80.78
Effect of oil hedges on average price (per Bbl)	-		-		-

Oil net of hedging (per Bbl)	$82.63		$82.14		$80.78

Natural gas (per Mcf)	$4.18		$3.49		$3.16
Effect of natural gas hedges on average price (per Mcf)(e)	-		0.53		2.12

Natural gas net of hedging (per Mcf)	$4.18		$4.02		$5.28

Costs (per BOE):
Lease operating expenses	$27.05		$25.96		$23.99
Production taxes	$4.31		$4.07		$3.90
Revenues:
Oil sales(a)	$58,594	(b)	$58,087	(c)	$61,542	(d)
Natural gas sales	9,996	(b)	8,993	(c)	8,877	(d)

Total revenues	$68,590		$67,080		$70,419

Costs:
Lease operating expenses	$29,963		$29,520		$29,495
Production taxes	4,774		4,624		4,799
Cash settlement gains received on commodity derivatives(e)	-		(1,381)		(5,937)

Total costs	$34,737		$32,763		$28,357

Net proceeds	$33,853		$34,317		$42,062
Net profits percentage	90%		90%		90%

Income from net profits interest	$30,468		$30,885		$37,856

Provision for estimated Trust expenses	(1,220)		(765)		(920)
Montana state income tax withheld	(198)		(222)		(251)

Distributable income	$29,050		$29,898		$36,685

(a)	Oil includes natural gas liquids.
(b)

Oil and gas sales volumes and related revenues for the year ended December 31, 2014 (consisting of Whiting’s February 2014, May 2014, August 2014 and November 2014 distributions to the Trust) generally represent crude oil production from October 2013 through September 2014 and natural gas production from September 2013 through August 2014.

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

Comparison of Results of the Trust for the Years Ended December 31, 2014 and 2013

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

Revenues.  Oil and natural gas revenues increased $1.5 million or 2% in 2014 compared to 2013. Sales revenue is a function of average commodity prices realized and oil and gas volumes sold. The increase in revenue between periods was due to higher sales prices realized for crude oil and natural gas, as well as higher oil production volumes during 2014. These increases were partially offset, however, by lower natural gas production volumes between periods. The average sales price realized before the effects of hedging increased for oil by 1% and for gas by 20% during 2014 compared to 2013. Oil sales volumes increased 2 MBbls (or 0.3%), while gas sales volumes decreased 188 MMcf (or 7%) between periods. The oil volume increase was primarily related to i) six new wells that came online during the last twelve months and ii) differences in timing associated with revenues received from non-operated properties. These oil volume increases were partially offset by normal field production decline. The gas volume decrease was primarily related to normal field production decline, which was partially offset by new wells that came online during the last twelve months.

Lease Operating Expenses.  LOE increased $0.4 million or 2% during 2014 compared to 2013, primarily due to a $0.7 million increase in the cost of oilfield goods and services, partially offset by $0.2 million in lower plug and abandonment charges between periods. The increase in overall LOE coupled with the decrease in overall production volumes between periods resulted in an increase in LOE on a per BOE basis of 4%, from $25.96 in 2013 to $27.05 in 2014.

Production Taxes.  Production taxes are typically calculated as a percentage of oil and gas revenues before the effects of hedging, and production taxes as a percent of revenues remained relatively consistent at 7.0% and 6.9% during 2014 and 2013, respectively. Overall production taxes during 2014 increased, however, by $0.2 million (or 3%) compared to 2013, primarily due to higher oil and gas sales revenue between periods.

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

All such conveyed hedges terminated as of December 31, 2012, and all hedge related pricing impacts ceased after the February 2013 distribution. Thus, there were no hedges in effect or related cash settlements during 2014. Hedge cash settlements in 2013, however, resulted in a gain of $1.4 million for the year ended December 31, 2013, which had the effect of increasing the average realized price of natural gas by $0.53 per Mcf for that period. As a result, the total net price of natural gas of $4.02 per Mcf that the Trust received for the year ended December 31, 2013, included a premium of 13% related to the effects of hedging.

Provision for Estimated Trust Expenses.  The provision for estimated Trust expenses during 2014 increased 60% as compared to 2013 primarily due to an increase in cash reserves withheld of $0.5 million between periods, for both current as well as termination-related expenses of the Trust.

Distributable Income.  For the year ended December 31, 2014, the Trust’s distributable income was $29.1 million and was based on income from net profits interest of $30.5 million, reduced by Trust general and administrative expenses of $0.9 million and Montana state income tax withholdings of $0.2 million, and adjusted for changes in Trust cash reserves. This compares to distributable income of $29.9 million during 2013, which was based on income from net profits interest of $30.9 million, reduced by Trust general and administrative expenses of $0.9 million and Montana state income tax withholdings of $0.2 million, and adjusted for changes in Trust cash reserves.

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

Revenues.  Oil and natural gas revenues decreased $3.3 million or 5% in 2013 compared to 2012. Sales revenue is a function of average commodity prices realized and oil and gas volumes sold. The decrease in revenue between periods was due to lower oil and natural gas production volumes in 2013, partially offset by higher sales prices realized for crude oil and natural gas during 2013. Oil sales volumes decreased 7% or 55 MBbls, and gas sales volumes decreased 8% or 225 MMcf during 2013 as compared to 2012. Both of these volume decreases were primarily related to i) normal field production decline and ii) differences in timing associated with revenues distributed and received from non-operated properties. The oil volume decline was partially offset by production increases from five new oil wells that came online during 2013. The average price for gas before the effects of hedging increased 10% between periods, and the average price for oil before the effects of hedging increased 2% between periods.

Lease Operating Expenses.  LOE remained consistent at $29.5 million for both 2013 and 2012, primarily due to increases in plug and abandonment charges of $0.6 million and labor costs of $0.5 million, offset by a decrease in the cost of oilfield goods and services of $1.1 million in 2013 compared to 2012. The decrease in overall production volumes between periods resulted in an increase in LOE on a per BOE basis of 8%, however, from $23.99 in 2012 to $25.96 in 2013.

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

Cash settlements relating to these hedges resulted in a gain of $1.4 million for the year ended December 31, 2013, which had the effect of increasing the average realized price of natural gas by $0.53 per Mcf for that period, and cash settlements relating to these hedges resulted in a gain of $5.9 million for the year ended December 31, 2012, which had the effect of increasing the average realized price of natural gas by $2.12 per Mcf for that period. As a result, the total net price of natural gas of $4.02 per Mcf and $5.28 per Mcf that the Trust received for 2013 and 2012, respectively, included premiums of 13% and 40%, respectively, related to the effects of hedging for those same periods. All hedge related pricing impacts ceased after the February 2013 distribution, which had the effect of increasing the Trust’s exposure to oil and natural gas price volatility beginning with the May 2013 distribution through the January 28, 2015 NPI termination date.

Provision for Estimated Trust Expenses.  The provision for estimated Trust expenses during 2013 decreased $0.2 million as compared to 2012 primarily due to a decline in cash reserves withheld for current Trust expenses of $0.2 million between periods.

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

Liquidity and Capital Resources

The Trust has no source of liquidity or capital resources other than cash flows from the NPI, which terminated effective January 28, 2015. Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee and the Delaware Trustee, a quarterly fee paid to Whiting pursuant to an administrative services agreement, and expenses in connection with the discharge of the Trustee’s duties, including third party engineering, audit, accounting and legal fees. Each quarter, the Trustee determines the amount of funds available for distribution to unitholders. Available funds are the excess cash, if any, received by the Trust from the NPI and other sources (such as interest earned on any amounts reserved by the Trustee) that quarter, over the Trust’s expenses for that quarter. Available funds are reduced by any cash the Trustee decides to hold as a reserve against future liabilities.

In preparation for the termination of the Trust, the Trustee established a cash reserve of $100,000 for the payment of Trust termination-related expenses that are estimated to be incurred or paid after the final distribution to unitholders. The withholdings to establish this cash reserve were included in the November 2014 distribution within the provision for estimated Trust expenses, which is a reduction of net proceeds. This reserve may be funded by additional withholdings to the extent the Trustee, in its discretion, deems such withholdings appropriate for contingent liabilities in accordance with Section 3808 of the Delaware Statutory Trust Act. All such reserves reduce distributions to unitholders. Any true-up distribution to be made by August 31, 2015, if necessary, will be subject to the payment of all expenses and liabilities of the Trust.

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

Although capital expenditures for the testing, drilling, completion, equipping, plugging back or recompletion of any well that is a part of the underlying properties cannot be deducted from gross proceeds pursuant to the terms of the conveyance agreement, Whiting incurred capital expenditures of $5.2 million on the underlying properties during 2014, compared to $7.1 million in 2013 and $6.8 million in 2012. Such expenditures were not deducted from gross proceeds or Trust distributions.

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

Contractual Obligations

The following table summarizes the Trust’s obligations and commitments as of December 31, 2014 to make future payments during the specified time periods:

Contractual Obligations	Payments Due by Period 2015(c)
Trustee administrative service fees(a)	$120,000
Whiting administrative service fees(b)	65,556

Total	$185,556

(a)	Pursuant to the terms of the Trust agreement, the Trust is obligated to pay the Trustee an annual administrative fee of $160,000, paid in four quarterly installments of $40,000.
(b)

Pursuant to the terms of the administrative services agreement with Whiting, the Trust is obligated throughout the term of the net profits interest to pay Whiting an administrative services fee of $50,000 per quarter for accounting, engineering, legal and other professional services performed by Whiting on behalf of the Trust. The administrative services agreement expired upon the termination of the NPI effective January 28, 2015.

(c)	The 2015 period represents estimated obligations through the Trust termination date. Actual amounts paid may differ from these estimates.

New Accounting Pronouncements

There were no accounting pronouncements issued during the year ended December 31, 2014 applicable to the Trust or its financial statements.

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

All amounts included in the Trust’s financial statements are based on cash amounts received or disbursed, or on the carrying value of the net profits interests, which was derived from the historical cost of the interests at the date of their transfer from Whiting less accumulated amortization and impairment charges to date.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Commodity Hedge Contracts

The primary asset and source of income to the Trust is the term NPI, which terminated effective January 28, 2015 but which generally entitled the Trust to receive 90% of the net proceeds from oil and gas production from the underlying properties. Consequently, the Trust was exposed to market risk from fluctuations in oil and gas prices.

The revenues derived from the underlying properties depended substantially on prevailing crude oil, natural gas and natural gas liquid prices. As a result, commodity prices affected the amount of cash flow available for distribution to the Trust unitholders. Whiting sold the oil, natural gas and natural gas liquid production from the underlying properties under floating market price contracts each month. Whiting entered into certain hedge contracts through December 31, 2012 (which had effects extending through the February 2013 distribution to unitholders) to manage the exposure to crude oil and natural gas price volatility associated with revenues generated from the underlying properties, and to achieve more predictable cash flows. However, all hedging contracts terminated as of December 31, 2012, which effects in turn terminated as of the February 2013 distribution. No additional hedges are allowed to be placed on Trust assets, nor can the Trust enter into derivative contracts for speculative or trading purposes.

Item 8. Financial Statements and Supplementary Data

Index to Whiting USA Trust I Financial Statements

(Modified Cash Basis)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustee and Unit Holders of

Whiting USA Trust I

c/o The Bank of New York Mellon Trust Company, N.A., Trustee

Austin, Texas

We have audited the accompanying statements of assets, liabilities and trust corpus - modified cash basis of Whiting USA Trust I (the “Trust”) as of December 31, 2014 and 2013, and the related statements of distributable income and changes in trust corpus - modified cash basis for the years ended December 31, 2014, 2013, and 2012. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on the financial statements based on our audits.

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

As described in Note 1 to the financial statements, the NPI terminated effective January 28, 2015 as a result of 9.11 MMBOE (which amount is equivalent to 8.20 MMBOE attributable to the NPI) having been produced and sold from the underlying properties. As described in Note 2 to the financial statements, these financial statements were prepared on the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of Whiting USA Trust I as of December 31, 2014 and 2013, and its distributable income and changes in trust corpus for the years ended December 31, 2014, 2013, and 2012, on the comprehensive basis of accounting described in Note 2 to the financial statements.

/s/ Deloitte & Touche LLP

Austin, Texas

March 20, 2015

WHITING USA TRUST I

Statements of Assets, Liabilities and Trust Corpus

(In thousands, except unit data)

	December 31,
	2014	2013
ASSETS
Cash and short-term investments	$437	$100
Investment in net profits interest, net	3,868	18,002

Total assets	$4,305	$18,102

LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses	$437	$100
Trust corpus (13,863,889 Trust units issued and outstanding at December 31, 2014 and 2013)	3,868	18,002

Total liabilities and Trust corpus	$4,305	$18,102

Statements of Distributable Income

(In thousands, except distributable income per unit data)

	Year Ended December 31,
	2014	2013	2012
Income from net profits interest	$30,468	$30,885	$37,856
General and administrative expenses	(883)	(892)	(839)
Cash reserves used (withheld) for current Trust expenses	(337)	127	(81)
State income tax withholding	(198)	(222)	(251)

Distributable income	$29,050	$29,898	$36,685

Distributable income per unit	$2.095392	$2.156563	$2.646044

Statements of Changes in Trust Corpus

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Trust corpus, beginning of period	$18,002	$31,055	$46,593
Distributable income	29,050	29,898	36,685
Distributions to unitholders	(29,050)	(29,898)	(36,685)
Impairment of investment in net profits interest	(1,418)	-	-
Amortization of investment in net profits interest	(12,716)	(13,053)	(15,538)

Trust corpus, end of period	$3,868	$18,002	$31,055

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

The Trust was created to acquire and hold a term NPI for the benefit of the Trust unitholders pursuant to a conveyance to the Trust from Whiting Oil and Gas. The term NPI, which terminated effective January 28, 2015, was an interest in certain of Whiting Oil and Gas’ properties located in the Rocky Mountains, Mid-Continent, Permian Basin and Gulf Coast regions (the “underlying properties”). The terminated NPI is the only asset of the Trust, other than cash reserves held for Trust expenses. As of December 31, 2014, these oil and gas properties included interests in 3,061 gross (332.9 net) producing oil and gas wells.

The NPI is passive in nature, and the Trustee has no management control over and no responsibility relating to the operation of the underlying properties. The NPI entitles the Trust to receive 90% of the net proceeds from the sale of production from the underlying properties. The NPI terminated effective January 28, 2015 as a result of 9.11 MMBOE (which amount is equivalent to 8.20 MMBOE attributable to the NPI) having been produced and sold from the underlying properties. As of December 31, 2014, on a cumulative accrual basis 8.11 MMBOE (99%) of the Trust’s total 8.20 MMBOE had been produced and sold and a cumulative 0.02 MMBOE had been sold in divestitures.

The Trustee can authorize the Trust to borrow money to pay Trust administrative or incidental expenses that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from the Trustee, Whiting, or the Delaware Trustee as a lender, provided that the terms of the loan are similar to the terms it would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. The Trustee may also deposit funds awaiting distribution in an account with itself, which may be a non-interest bearing account, and make other short-term investments with the funds distributable to the Trust. As of December 31, 2014 and 2013, the Trust had no outstanding borrowings.

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

e)

Amortization of the investment in net profits interest is calculated based on the units-of-production method. Such amortization is charged directly to Trust corpus and does not affect distributable income; and

f)

The Trust evaluates impairment of the investment in net profits interest by comparing the undiscounted cash flows expected to be realized from the investment in net profits interest to the NPI carrying value. If the expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the investment in net profits interest. The fair value of the NPI is determined using the expected net discounted future cash flows from the underlying properties that are attributable to the net profits interest. The determination of whether the NPI is impaired requires a significant amount of judgment by the Trustee and is based on the best information available to the Trustee at the time of the evaluation.

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

Concentration of Credit Risk — The underlying properties from which the NPI was derived principally sell their oil and natural gas production to end users, marketers and other purchasers that have access to nearby pipeline facilities. The following table presents the percentages by purchaser that accounted for 10% or more of the underlying properties’ total oil and natural gas sales for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Lion Oil Company	16%	17%	17%
Enterprise South Texas	12%	15%	15%
Plains Marketing	10%	10%	11%

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

Recent Accounting Pronouncements — There were no accounting pronouncements issued during the year ended December 31, 2014 applicable to the Trust or its financial statements.

3. INVESTMENT IN NET PROFITS INTEREST

Net Profits Interest Conveyance — Whiting Oil and Gas conveyed the NPI to the Trust in exchange for 13,863,889 Trust units. The investment in net profits interest was recorded at the historical cost of Whiting on April 30, 2008, the date of conveyance, and was determined to be $123.6 million, of which $111.2 million (90% of the NPI) was attributed to the Trust. Accumulated amortization of the investment in net profits interest as of December 31, 2014 and 2013,was zero and $93.2 million, respectively.

Impairment of Net Profits Interest — As of December 31, 2014, the investment in net profits interest with a carrying value of $5.3 million was written down to its fair value of $3.9 million, resulting in a $1.4 million impairment which is charged directly to Trust corpus and does not affect distributable income. The write-down of the investment in NPI is related to the decrease in the forward price curve for crude oil and natural gas on December 31, 2014, and the remaining $3.9 million investment in net profits interest is solely related to the February 2015 distribution amount. However, the fair value of the investment in net profits interest contains certain unobservable inputs including estimates of future oil and gas production attributable to the Trust; commodity prices based on sales contract terms or NYMEX forward price curves as of December 31, 2014 (adjusted for basis differentials); estimated operating and general and administrative expenses; estimated state income tax withholdings; and a risk-adjusted discount rate.

As of December 31, 2013, no such impairment of the investment in net profits interest had occurred.

4. INCOME FROM NET PROFITS INTEREST

The Trust received income from net profits interest as follows (dollars in thousands):

	Year Ended December 31,
	2014		2013		2012
Revenues:
Oil sales(a)	$58,594	(b)	$58,087	(c)	$61,542	(d)
Natural gas sales	9,996	(b)	8,993	(c)	8,877	(d)

Total revenues	68,590		67,080		70,419

Costs:
Lease operating expenses	29,963		29,520		29,495
Production taxes	4,774		4,624		4,799
Cash settlement gains received on commodity derivatives(e)	-		(1,381)		(5,937)

Total costs	34,737		32,763		28,357

Net proceeds	33,853		34,317		42,062
Net profits percentage	90%		90%		90%

Income from net profits interest	$30,468		$30,885		$37,856

(a)	Oil includes natural gas liquids.

(b)

Oil and gas sales volumes and related revenues for the year ended December 31, 2014 (consisting of Whiting’s February 2014, May 2014, August 2014 and November 2014 distributions to the Trust) generally represent crude oil production from October 2013 through September 2014 and natural gas production from September 2013 through August 2014.

(c)

Oil and gas sales volumes and related revenues for the year ended December 31, 2013 (consisting of Whiting’s February 2013, May 2013, August 2013 and November 2013 distributions to the Trust) generally represent crude oil production from October 2012 through September 2013 and natural gas production from September 2012 through August 2013.

(d)

Oil and gas sales volumes and related revenues for the year ended December 31, 2012 (consisting of Whiting’s February 2012, May 2012, August 2012 and November 2012 NPI distributions to the Trust) generally represent crude oil production from October 2011 through September 2012 and natural gas production from September 2011 through August 2012.

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

For Montana state income tax purposes, Whiting must withhold from its NPI payments to the Trust, an amount equal to 6% of the net amount payable to the Trust from the sale of oil and gas in Montana. Whiting withheld $0.2 million, $0.2 million and $0.3 million related to Montana state income taxes for the years ended December 31, 2014, 2013 and 2012, respectively. For Alabama, Arkansas, Colorado, Kansas, Louisiana, Michigan, Mississippi, New Mexico, North Dakota, Oklahoma and Utah, neither the Trust nor Whiting is withholding the income tax due such states on distributions made to an individual resident or nonresident Trust unitholder, as long as the Trust is taxed as a grantor trust under the Internal Revenue Code.

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

7. RELATED PARTY TRANSACTIONS

Capital Expenditures — During the years ended December 31, 2014, 2013 and 2012, Whiting incurred $5.2 million, $7.1 million and $6.8 million, respectively, of capital expenditures on the underlying properties. These capital expenditures are the costs net to Whiting’s interest in the wells and which are related to the drilling and completing of oil and gas wells, capital workovers, facility upgrades and well recompletions that are performed to secure production from new horizons. Pursuant to the terms of the conveyance agreement, such expenditures were not deducted from gross proceeds or the Trust distributions.

Operating Overhead — Pursuant to the terms of the applicable joint operating agreements, Whiting deducts from the gross proceeds an overhead fee to operate those underlying properties for which Whiting has been designated as the operator. Additionally, with respect to those underlying properties for which Whiting is the operator but where there is no operating agreement in place, Whiting deducts from the gross proceeds an overhead fee calculated in the same manner that Whiting allocates overhead to other similarly owned properties, which is customary practice in the oil and gas industry. Operating overhead activities include various engineering, legal and administrative functions. The fee is adjusted annually pursuant to COPAS guidelines and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers. The following table presents the Trust’s portion of these overhead charges for the distributions made during the years ended December 31, 2014, 2013 and 2012 (dollars in thousands, except monthly amounts per well):

	2014	2013	2012
Total overhead charges (in thousands)	$1,866	$1,798	$1,739
Overhead charge per month per active operated well	$534	$465	$419

Administrative Services Fee — Under the terms of the administrative services agreement, the Trust pays a quarterly administration fee of $50,000 to Whiting 60 days following the end of each calendar quarter. General and administrative expenses in the Trust’s statements of distributable income for the years ended December 31, 2014, 2013 and 2012 each include $200,000 for quarterly administrative fees paid to Whiting.

Trustee Administrative Fee — Under the terms of the Trust agreement, the Trust pays an annual administrative fee to the Trustee of $160,000, paid in four quarterly installments of $40,000 each and is billed in arrears. General and administrative expenses in the Trust’s statements of distributable income for the years ended December 31, 2014, 2013 and 2012 each include $160,000 for quarterly administrative fees paid to the Trustee.

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

8. SUBSEQUENT EVENTS

Net Profits Interest Termination — On January 28, 2015, the net profits interest terminated as a result of 9.11 MMBOE (which amount is equivalent to 8.20 MMBOE attributable to the net profits interest) having been produced and sold from the underlying properties. Unitholders of record on February 19, 2014 received a distribution of $0.283085 per Trust unit on March 2, 2015. The distribution consisted of net cash proceeds of $4.3 million paid by Whiting to the Trust, less a provision of $300,000 for estimated Trust expenses and $29,098 for Montana state income tax withholdings.

As previously disclosed in the press release issued by the Trust on March 10, 2015, there will be no payment made to unitholders for the final Trust distribution period due to the net profits interest generating a $133,718 net loss from January 1, 2015 through the net profits interest termination date of January 28, 2015. Given the time lag between when production is sold and the related revenues are received and expenses relating thereto are paid, on or about August 31, 2015, the Trust may make a distribution if, after the receipt of revenues and payment of expenses, there are any positive net proceeds to distribute after recovery of the $133,718 net loss generated during the final distribution period (the “true-up distribution”). Unitholders of record on March 19, 2015, will be entitled to such distribution, if any. If the true-up calculation results in an increased net loss, the Trust will not be responsible for repayment of any portion of the net loss. As of March 19, 2015, 99.9% of the Trust’s total 13,863,889 units outstanding were held by Cede & Co., which is the DTC’s nominee, and Whiting as the official unitholders of record. Therefore, the March 19, 2015 record date, as it relates to any potential true-up distribution, is only applicable to unitholders of record such as Cede & Co. and Whiting, and the ex-date actually determines which street name holders will be eligible to receive a true-up distribution, if any such distribution is made by the Trust. It is likely that there may not be any true-up distribution or, if there is one, it is not likely to be significant. After any true-up distribution or determination that no such payment will be made, the Trust will soon thereafter wind up its affairs and terminate. The Trust units are expected to be canceled during the third quarter of 2015, and except for the slight possibility of a minor true-up distribution as discussed above, the Trust will not make any future distributions whatsoever. Additionally, as previously announced, the stock transfer books for the Trust were closed at the close of business on March 19, 2015.

Delisting of the Trust — The Trust was informed by the New York Stock Exchange (the “NYSE”) on February 13, 2015, that the Trust was not in compliance with the NYSE’s continued listing standards, which require that the average closing price of the Trust units cannot be less than $1.00 per share over a period of 30 consecutive trading days. Under the NYSE delisting procedures, the Trust has the right to appeal such decision, but the Trust does not intend to do so. As a result, the Trust units ceased trading on the NYSE effective before market open on February 17, 2015. The Trust units transitioned to the OTC Pink, operated by OTC Markets Group, effective with the opening of trading on February 17, 2015. The new trading symbol for the Trust units on OTC Pink is “WHXT”.

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

As of December 31, 2014, all of the underlying properties’ oil and gas reserves are attributable to properties within the United States. Proved reserves attributable to the Trust and related standardized measure valuations are prepared on an accrual basis for all periods presented, which is the basis on which Whiting and the underlying properties maintain their production records and is different from the cash basis on which the Trust production records are computed.

The following is a summary of the changes in quantities of proved oil and gas reserves attributable to the Trust for the years ended December 31, 2012, 2013 and 2014:

	Oil (MBbl)	Natural Gas (MMcf)	MBOE
Balance — January 1, 2012(1)	2,091	6,602	3,192
Revisions to previous estimates	19	(214)	(17)
Extensions and discoveries	15	21	19
Divestitures	-	-	-
Production	(678)	(2,434)	(1,084)

Balance — December 31, 2012(1)	1,447	3,975	2,110
Revisions to previous estimates	(118)	494	(36)
Extensions and discoveries	33	19	36
Divestitures	-	-	-
Production	(637)	(2,298)	(1,020)

Balance — December 31, 2013(1)	725	2,190	1,090
Revisions to previous estimates	(44)	87	(30)
Extensions and discoveries	3	3	3
Divestitures	-	-	-
Production	(632)	(2,132)	(987)

Balance — December 31, 2014(1)	52	148	76

Proved developed reserves(2):
January 1, 2012	2,091	6,602	3,192

December 31, 2012	1,447	3,975	2,110

December 31, 2013	725	2,190	1,090

December 31, 2014	52	148	76

(1)

Reserves related to the underlying properties on a 100% full economic life basis as of January 1, 2012 and as of December 31, 2012, 2013 and 2014 were 13.0 MMBOE, 10.8 MMBOE, 9.2 MMBOE and 9.1 MMBOE, respectively. The oil and gas reserve quantities presented in the tables above are on a 90% NPI Trust life basis.

(2)

These tables do not include quantities of proved undeveloped reserves as of January 1, 2012 or as of December 31, 2012, 2013 and 2014 because the underlying properties consist of mature producing properties that are generally fully developed. Technical studies have not identified any drilling locations that meet the criteria of proved undeveloped reserves, nor has any future capital been committed for the development of proved undeveloped reserves on the underlying properties.

Notable changes in proved reserves for the year ended December 31, 2014 included:

•

Revisions to previous estimates.  In 2014, revisions to previous estimates decreased proved reserves by a net amount of 30 MBOE. Included in these revisions were 44 MBbl of downward adjustments to crude oil reserves, primarily due to lower oil prices of $79.30 per Bbl in reserve estimates at December 31, 2014, as compared to $84.40 per Bbl at December 31, 2013. This downward revision in crude oil reserves was partially offset by 14 MBOE (87 MMcf) of upward adjustments to natural gas reserves, primarily due to higher gas prices of $4.48 per Mcf in reserve estimates at December 31, 2014, as compared to gas prices of $3.72 per Mcf at December 31, 2013.

Notable changes in proved reserves for the year ended December 31, 2013 included:

•

Revisions to previous estimates.  In 2013, revisions to previous estimates decreased proved reserves by a net amount of 36 MBOE. Included in these revisions were 118 MBbl of downward adjustments to crude oil reserves, primarily due to reservoir analysis and well performance. This downward revision in crude oil reserves was partially offset by 82 MBOE (494 MMcf) of upward adjustments to natural gas reserves, primarily due to higher gas prices of $3.72 per Mcf in reserve estimates at December 31, 2013, as compared to gas prices of $3.07 per Mcf at December 31, 2012.

Notable changes in proved reserves for the year ended December 31, 2012 included:

•

Revisions to previous estimates.  In 2012, revisions to previous estimates decreased proved reserves by a net amount of 17 MBOE. Included in these revisions were 36 MBOE (214 MMcf) of downward adjustments to natural gas, primarily due to lower gas prices of $3.07 per Mcf in reserve estimates at December 31, 2012, as compared to gas prices of $4.10 per Mcf at December 31, 2011. This downward revision in natural gas reserves was partially offset by 19 MBbl of upward adjustments to crude oil reserves primarily due to increased estimates of future production resulting from workovers and well performance.

The standardized measure of discounted future net cash flows relating to proved oil and gas reserves and the changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves were prepared in accordance with the provisions of FASB ASC Topic 932, Extractive Activities — Oil and Gas. Future cash inflows as of December 31, 2014, 2013 and 2012 were computed by applying average fiscal-year prices (calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period ended December 31, 2014, 2013 and 2012, respectively) to estimated future production. Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and natural gas reserves at year end, based on year-end costs and assuming the continuation of existing economic conditions.

The standardized measure of discounted future net cash flows relating to proved oil and gas reserves attributable to the Trust is as follows (dollars in thousands):

	December 31,
	2014	2013	2012
Future cash inflows	$4,753	$69,365	$131,507
Future production costs	(2,168)	(30,041)	(54,502)
Future development costs	-	-	-

Future net cash flows	2,585	39,324	77,005
10% annual discount for estimated timing of cash flows	(10)	(2,172)	(8,052)

Standardized measure of discounted future net cash flows(1)	$2,575	$37,152	$68,953

(1)	No provision for federal or state income taxes has been provided because taxable income is passed through to the unitholders of the Trust.

The changes in standardized measure of discounted future net cash flows relating to proved oil and gas reserves attributable to the Trust are as follows (dollars in thousands):

	December 31,
	2014	2013	2012
Beginning of year	$37,152	$68,953	$108,730
Sale of oil and gas produced, net of production costs	(25,849)	(30,542)	(29,495)
Sale of minerals in place	-	-	-
Net changes in prices and production costs	(10,263)	(8,154)	(21,231)
Extensions and discoveries less related costs	242	4,192	724
Changes in estimated future development costs, net	-	-	-
Revisions of previous quantity estimates	(2,422)	(4,192)	(648)
Accretion of discount	3,715	6,895	10,873

End of year	$2,575	$37,152	$68,953

Future cash inflows included in the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves incorporate weighted average sales prices (inclusive of adjustments for quality and location) in effect at December 31, 2014, 2013 and 2012 as follows:

	2014	2013	2012
Oil (per Bbl)	$79.30	$84.40	$82.44
Gas (per Mcf)	$4.48	$3.72	$3.07

10. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended(1)
Year Ended December 31, 2014	March 31	June 30	September 30	December 31	Total
Income from net profits interest	$8,033	$6,904	$8,071	$7,460	$30,468
Distributable income	$7,724	$6,494	$7,771	$7,061	$29,050
Distributions per unit	$0.557120	$0.468402	$0.560534	$0.509336	$2.095392

Year Ended December 31, 2013
Income from net profits interest	$8,174	$6,629	$7,668	$8,414	$30,885
Distributable income	$8,008	$6,284	$7,397	$8,209	$29,898
Distributions per unit	$0.577618	$0.453290	$0.533550	$0.592105	$2.156563

(1)	Dollars in thousands, except for distributions per unit.

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

Due to the contractual arrangements of (i) the Trust agreement and (ii) the conveyance of the NPI, the Trustee relies on (A) information provided by Whiting, including historical operating data, plans for future operating and capital expenditures, reserve information and information relating to projected production, and (B) conclusions and reports regarding reserves by the Trust’s independent reserve engineers. See the “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K, for a description of the Trust’s reliance on information when reported by Whiting to the Trustee and recorded in the Trust’s results of operation.

Changes in Internal Control over Financial Reporting. During the quarter ended December 31, 2014, there has been no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Whiting.

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

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities and Exchange Act of 1934, as amended. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with the modified cash basis of accounting. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring

Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control—Integrated Framework (2013), the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2014.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

March 20, 2015

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act of 1934 requires the holders of more than 10 percent of the Trust units to file with the SEC reports regarding their ownership and changes in ownership of the Trust units. The Trustee is not aware of any 10 percent unitholder having failed to comply with all Section 16(a) filing requirements in 2014.

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

Item 11. Executive Compensation

During the year ended December 31, 2014, the Trustee received administrative fees from the Trust in the amount of $160,000. The Trust does not have any executive officers, directors or employees. Because the Trust does not have a board of directors, it does not have a compensation committee.

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

Item 13. Certain Relationships, Related Transactions and Director Independence

Letter of Credit

In February 2011, Whiting established a $1.0 million letter of credit for the Trustee in order to provide it with a mechanism to pay the operating expenses of the Trust, in the event that Whiting should fail to lend funds the Trust if requested to do so by the Trustee. This letter of credit will not be used to fund NPI distributions to unitholders, and Whiting has no obligation to lend funds to the Trust. If the Trustee were to draw on the letter of credit or borrow funds from Whiting or otherwise, no further distributions would be made to unitholders until all such amounts have been repaid by the Trust.

Capital Expenditures

During the year ended December 31, 2014, Whiting incurred capital expenditures of $5.2 million on the underlying properties. These capital expenditures are the costs net to Whiting’s interest in the wells and which are related to the drilling and completing of oil and gas wells, capital workovers, facility upgrades and well recompletions that are performed to secure production from new horizons. Pursuant to the conveyance agreement, such expenditures were not deducted from gross proceeds or the distributions in 2014.

Operating Overhead

Pursuant to the terms of the applicable operating agreements, Whiting deducts from the gross proceeds an overhead fee to operate those underlying properties for which Whiting has been designated as the operator. Additionally, for those underlying properties for which Whiting is the operator but for which there is no operating agreement, Whiting deducts from the gross proceeds an overhead fee calculated in the same manner Whiting allocates overhead to other similarly owned properties, as is customary in the oil and gas industry. The operating overhead activities include various engineering, legal, and administrative functions. For the year ended December 31, 2014, the Trust’s portion of the monthly charge totaled $1.9 million and averaged $534 per month per active operated well. The fee is adjusted annually pursuant to COPAS guidelines and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers.

Administrative Services

Under the terms of the administrative services agreement, the Trust pays a quarterly administration fee of $50,000 to Whiting 60 days following the end of each calendar quarter. General and administrative expenses in the Trust’s statements of distributable income for the year ended December 31, 2014 include $200,000 for quarterly administrative fees paid to Whiting.

The administrative services agreement terminated on January 28, 2015, the net profits interest termination date.

Trustee Administration Fee

Under the terms of the Trust agreement, the Trust pays an annual administrative fee to the Trustee of $160,000, paid in four quarterly installments of $40,000 each and is billed in arrears. General and administrative expenses in the Trust’s statements of distributable income for the year ended December 31, 2014 include $160,000 for quarterly administrative fees paid to the Trustee.

The Trust agreement will expire upon termination of the Trust, which is expected to occur during the third quarter of 2015.

Registration Rights

The Trust entered into a registration rights agreement with Whiting in connection with Whiting’s conveyance to the Trust of the net profits interest. In the registration rights agreement, the Trust agreed, for the benefit of Whiting and any transferee of its Trust units (each, a “holder”), to register the Trust units it holds. Neither Whiting nor any holder has requested to register any units pursuant to the registration rights agreement.

Director Independence

The Trust does not have a board of directors and therefore no determination been made relative to director independence.

Item 14. Principal Accountant Fees and Services

The Trust does not have an audit committee. Any pre-approval and approval of all services performed by the principal auditor or any other professional service firms and related fees are granted by the Trustee. The Trustee has appointed Deloitte & Touche, LLP (“Deloitte”) as the independent registered public accounting firm to audit the Trust’s financial statements for the fiscal year ended December 31, 2014. During fiscal 2014 and 2013, Deloitte served as the Trust’s independent registered public accounting firm.

The following table presents the aggregate fees billed to the Trust for the fiscal years ended December 31, 2014 and 2013 by Deloitte (dollars in thousands):

	2014	2013
Audit fees(1)	$190	$195
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total fees	$190	$195

(1)	Fees for audit services in 2014 and 2013 consisted of the audit of the Trust’s annual financial statements and reviews of the Trust’s quarterly financial statements.

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

March 20, 2015

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
www.cgaus.com

January 20, 2015

Whiting USA Trust I

1700 Broadway, Suite 2300

Denver, Colorado 80290-2300

Re:	Evaluation Summary – SEC Price
Whiting USA Trust I Underlying Properties
Proved Producing Reserves
Certain Properties Located in Various States
As of December 31, 2014

Pursuant to the Guidelines of the Securities and
Exchange Commission for Reporting Corporate
Reserves and Future Net Revenue

Gentlemen:

As requested, we are submitting our estimates of proved producing reserves and forecasts of economics attributable to the underlying properties, from which a net profits interest has been formed and conveyed by Whiting Petroleum Corporation to the Whiting USA Trust I. These certain oil and gas properties are located in North Dakota, Texas, Oklahoma, Arkansas, Montana, Wyoming, Michigan, New Mexico, Alabama, Louisiana, Colorado, Kansas, Utah and Mississippi. Also included in the table below are the proved reserves attributable to the same underlying properties estimated to be produced by January 31, 2015, which is the estimated date of termination for Whiting USA Trust I. This report, completed January 20, 2015 covers 100% of the proved producing reserves estimated for Whiting USA Trust I. This report includes results for an SEC pricing scenario. The results of this evaluation are presented in the accompanying tabulations, with a composite summary presented below:

		Proved Developed Producing
Net Reserves		Underlying Properties Full Economic Life	Underlying Properties Reserves Estimated to be Produced By January 31, 2015
Oil	- Mbbl	6,360.9	52.5
Gas	- MMcf	14,974.4	164.6
NGL	- Mbbl	255.9	4.8
Equivalent*	- Mbbl	9,112.5	84.7
Revenue
Oil	- M$	526,651.5	4,373.3
Gas	- M$	65,701.8	736.8
NGL	- M$	9,403.8	170.8
Severance Taxes	- M$	47,150.6	417.5
Ad Valorem Taxes	- M$	8,550.2	71.3
Operating Expenses	- M$	283,399.6	1,919.9
Investments	- M$	0.0	0.0
Net Operating Income	- M$	262,656.6	2,872.1
Discounted @ 10%	- M$	151,865.3	2,860.7

*Calculated based on an energy equivalent that one Bbl of crude oil equals six Mcf of natural gas and one Bbl of crude oil equals one Bbl of natural gas liquids.

The discounted cash flow value shown in the previous table should not be construed to represent an estimate of the fair market value by Cawley, Gillespie & Associates, Inc.

Hydrocarbon Pricing

As requested for the SEC scenario, initial WTI spot oil and Henry Hub Gas Daily prices of $94.99 per bbl and $4.35 per MMBtu, respectively, were adjusted individually to WTI posted pricing at $91.60 per bbl and Houston Ship Channel pricing at $4.30 per MMBtu, as of December 31, 2014. Further adjustments were applied on a lease level basis for oil price differentials, gas price differentials and heating values as furnished by your office. Prices were not escalated in the SEC scenario. The average adjusted prices used in the estimation of proved producing reserves for the underlying properties full economic life were $82.80 per bbl of oil, $36.75 per bbl of natural gas liquids and $4.39 per mcf of natural gas. For the proved producing reserves of the underlying properties estimated to be produced by January 31, 2015, the average adjusted prices were $83.33 per bbl of oil, $35.34 per bbl of natural gas liquids and $4.48 per mcf of natural gas.

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

SEC Conformance and Regulations

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
Appendix Page 1

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
Appendix Page 2

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

Cawley, Gillespie & Associates, Inc.
Appendix Page 3

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

Cawley, Gillespie & Associates, Inc.
Appendix Page 4

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

Cawley, Gillespie & Associates, Inc.
Appendix Page 5

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

99

Report of Cawley, Gillespie & Associates, Inc., Independent Petroleum Engineers dated January 20, 2015 [Incorporated by reference to Appendix 1 of this Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 20, 2015 (File No. 001-34026)].

(* Asterisk indicates exhibit previously filed with the SEC and incorporated herein by reference.)