Form 10-Q
period 2015-03-31
WHITING USA TRUST I
filed 2015-05-15
CIK 1417003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2015

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

As of May 15, 2015, 13,863,889 Units of Beneficial Interest in Whiting USA Trust I were outstanding.

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

“COPAS” The Council of Petroleum Accountants Societies, Inc.

“costless collar” An option position where the proceeds from the sale of a call option at its inception fund the purchase of a put option at its inception.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WHITING USA TRUST I

Statements of Assets, Liabilities and Trust Corpus (Unaudited)

(In thousands, except unit data)

	March 31, 2015	December 31, 2014
ASSETS
Cash and short-term investments	$426	$437
Investment in net profits interest, net	-	3,868

Total assets	$426	$4,305

LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses	$426	$437
Trust corpus (13,863,889 Trust units issued and outstanding at March 31, 2015 and December 31, 2014)	-	3,868

Total liabilities and Trust corpus	$426	$4,305

Statements of Distributable Income (Unaudited) (In thousands, except distributable income per unit data)
	Three Months Ended March 31,
	2015	2014
Income from net profits interest	$4,254	$8,033
General and administrative expenses	(311)	(244)
Cash reserves used (withheld) for current Trust expenses	11	(6)
State income tax withholding	(29)	(59)

Distributable income	$3,925	$7,724

Distributable income per unit	$0.283085	$0.557120

Statements of Changes in Trust Corpus (Unaudited) (In thousands)
	Three Months Ended March 31,
	2015	2014
Trust corpus, beginning of period	$3,868	$18,002
Distributable income	3,925	7,724
Distributions to unitholders	(3,925)	(7,724)
Amortization of investment in net profits interest	(3,868)	(3,482)

Trust corpus, end of period	$-	$14,520

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

The Trust was created to acquire and hold a term NPI for the benefit of the Trust unitholders pursuant to a conveyance to the Trust from Whiting Oil and Gas. The term NPI, which terminated as of January 28, 2015, was an interest in certain of Whiting Oil and Gas’ properties located in the Rocky Mountains, Mid-Continent, Permian Basin and Gulf Coast regions (the “underlying properties”). The terminated NPI was the only asset of the Trust, other than cash reserves held for Trust expenses. As of December 31, 2014, these oil and gas properties included interests in 3,061 gross (332.9 net) producing oil and gas wells. The Trust had no underlying properties as of January 28, 2015, the net profits interest termination date.

The NPI was passive in nature, and the Trustee had no management control over and no responsibility relating to the operation of the underlying properties. The NPI entitled the Trust to receive 90% of the net proceeds from the sale of production from the underlying properties. The NPI terminated effective January 28, 2015 as a result of 9.11 MMBOE (which amount is equivalent to 8.20 MMBOE attributable to the 90% NPI) having been produced and sold from the underlying properties.

The Trustee can authorize the Trust to borrow money to pay Trust administrative or incidental expenses that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from the Trustee, Whiting, or the Delaware Trustee as a lender, provided that the terms of the loan are similar to the terms it would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. The Trustee may also deposit funds awaiting distribution in an account with itself, which may be a non-interest bearing account, and make other short-term investments with the funds distributable to the Trust. As of March 31, 2015 and December 31, 2014, the Trust had no outstanding borrowings.

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

2. TRUST TERMINATION

Net Profits Interest Termination — On January 28, 2015, the net profits interest terminated as a result of 9.11 MMBOE (which amount is equivalent to 8.20 MMBOE attributable to the 90% net profits interest) having been produced and sold from the underlying properties. There was no payment made to unitholders for the final Trust distribution period from January 1, 2015 through January 28, 2015, the net profits interest termination date, due to the net profits interest generating a $0.1 million net loss during such period. Given the time lag between when production is sold and the related revenues are received and expenses relating thereto are paid, on or about August 31, 2015, the Trust may make a distribution if, after the receipt of revenues and payment of expenses, there are any positive net proceeds left to distribute after recovery of the $0.1 million net loss generated during the final distribution period (the “true-up distribution”). Unitholders of record on March 19, 2015, will be entitled to such distribution, if any. The Trust unitholders will not be responsible for repayment of any portion of the net loss.

As of March 19, 2015, 99.9% of the Trust’s total 13,863,889 units outstanding were held by Cede & Co., which is the DTC’s nominee, and Whiting as the official unitholders of record. Therefore, the March 19, 2015 record date, as it relates to any potential true-up distribution, is only applicable to unitholders of record such as Cede & Co. and Whiting, and the ex-date actually determines which street name holders will be eligible to receive a true-up distribution, if any such distribution is made by the Trust. It is unlikely that there will be any true-up distribution; if there is one, it is unlikely to be significant.

After any true-up distribution or determination that no such payment will be made, the Trust will soon thereafter wind up its affairs and terminate. The Trust units are expected to be canceled during the third quarter of 2015 at which time market trading for the Trust units will cease. Except for the slight possibility of a minor true-up distribution as discussed above, the Trust will not make any future distributions whatsoever.

Delisting of the Trust — The Trust was delisted from the New York Stock Exchange (the “NYSE”) before market open on February 17, 2015 for failure to maintain compliance with the NYSE’s continued listing standards, which require that the average closing price of the Trust units cannot be less than $1.00 per share over a period of 30 consecutive trading days. The Trust units transitioned to the OTC Pink, operated by OTC Markets Group, effective with the opening of trading on February 17, 2015. The Trust units currently trade on OTC Pink under the symbol “WHXT”.

3. BASIS OF ACCOUNTING

Interim Financial Statements — The accompanying unaudited financial information has been prepared by the Trustee in accordance with the instructions to the Quarterly Report on Form 10-Q. The accompanying financial information is prepared on a comprehensive basis of accounting other than GAAP. The Trustee believes that the information furnished reflects all adjustments (consisting of normal and recurring adjustments) which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. The Trust’s 2014 Annual Report on Form 10-K includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report on Form 10-Q.

Term Net Profits Interest — The Trust uses the modified cash basis of accounting to report Trust receipts from the term NPI and payments of expenses incurred. Actual cash distributions to the Trust are made based on the terms of the conveyance that created the Trust’s NPI. The term NPI entitled the Trust to receive revenues (oil, gas and natural gas liquid sales) less expenses (the amount by which all royalties, lease operating expenses including well workover costs, production and property taxes, maintenance expenses, post-production costs including plugging and abandonment, and producing overhead, exceed any non-production revenue) of the underlying properties multiplied by 90% (term NPI percentage). Actual cash receipts varied due to timing delays of cash receipts from the property operators or purchasers and due to wellhead and pipeline volume balancing agreements or practices.

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

d)	Cash reserves for Trust expenses may be established by the Trustee for certain expenditures that would not be recorded as contingent liabilities under GAAP; and

e)

Amortization of the investment in net profits interest is calculated based on the units-of-production method. Such amortization is charged directly to Trust corpus and does not affect distributable income.

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

Recent Accounting Pronouncements — There were no accounting pronouncements issued during the three months ended March 31, 2015 applicable to the Trust or its financial statements.

4. INVESTMENT IN NET PROFITS INTEREST

Whiting Oil and Gas conveyed the NPI to the Trust in exchange for 13,863,889 Trust units. The investment in net profits interest was recorded at the historical cost basis of Whiting on April 30, 2008, the date of conveyance, and was determined to be $111.2 million. As of December 31, 2014, the investment in net profits interest with a carrying value of $5.3 million was written down to its fair value of $3.9 million, resulting in a $1.4 million impairment charged directly to Trust corpus. The investment in net profits interest was fully amortized as of March 31, 2015, as the result of the termination of the NPI effective January 28, 2015.

5. INCOME TAXES

The Trust is a grantor trust and therefore is not subject to federal income taxes. Accordingly, no recognition has been given to federal income taxes in the Trust’s financial statements. The Trust unitholders are treated as the owners of Trust income and corpus, and the entire taxable income of the Trust is reported by the Trust unitholders on their respective tax returns.

For Montana state income tax purposes, Whiting withheld from its NPI payments to the Trust, an amount equal to 6% of the net amount payable to the Trust from the sale of oil and gas in Montana. For Alabama, Arkansas, Colorado, Kansas, Louisiana, Michigan, Mississippi, New Mexico, North Dakota, Oklahoma and Utah, neither the Trust nor Whiting withheld income tax due such states on distributions made to an individual resident or nonresident Trust unitholder, since the Trust is taxed as a grantor trust under the Internal Revenue Code.

6. DISTRIBUTION TO UNITHOLDERS

Actual cash distributions to the Trust unitholders depended on the volumes of and prices received for oil, natural gas and natural gas liquids produced from the underlying properties, among other factors. Quarterly cash distributions during the term of the Trust were made by the Trustee no later than 60 days following the end of each quarter (or the next succeeding business day) to the Trust unitholders of record on the 50th day following the end of each quarter. Such amounts equaled the excess, if any, of the cash received by the Trust during the quarter, over the expenses of the Trust paid during such quarter, subject to any adjustments for changes made by the Trustee during such quarter in any cash reserves established for future expenses of the Trust.

7. RELATED PARTY TRANSACTIONS

Capital Expenditures — During the three months ended March 31, 2015, Whiting incurred $1.6 million of capital expenditures on the underlying properties. These capital expenditures are the costs net to Whiting’s interest in the wells and which are related to the drilling and completing of oil and gas wells, capital workovers, facility upgrades and well recompletions that are performed to secure production from new horizons. Pursuant to the terms of the conveyance agreement, such expenditures were not deducted from gross proceeds or the Trust distributions.

Operating Overhead — Pursuant to the terms of the applicable joint operating agreements, Whiting deducted from the gross proceeds an overhead fee to operate those underlying properties for which Whiting has been designated as the operator. Additionally, with respect to those underlying properties for which Whiting is the operator but where there is no operating agreement in place, Whiting deducted from the gross proceeds an overhead fee calculated in the same manner that Whiting allocated overhead to other similarly owned properties, which is customary practice in the oil and gas industry. Operating overhead activities include various engineering, legal and administrative functions. The fee was adjusted annually pursuant to COPAS guidelines and increased or decreased each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers. The following table presents the Trust’s portion of these overhead charges for the distributions made during the three months ended March 31, 2015 and 2014 (dollars in thousands, except monthly amounts per well):

	Three Months Ended March 31,
	2015	2014
Total overhead charges (in thousands)	$449	$463
Overhead charge per month per active operated well	$515	$480

Administrative Services Fee — Under the terms of the administrative services agreement, the Trust pays a quarterly administration fee of $50,000 to Whiting 60 days following the end of each calendar quarter. The administrative services agreement with Whiting terminated on January 28, 2015 in conjunction with the termination of the net profits interest. General and administrative expenses in the Trust’s statements of distributable income for the three months ended March 31, 2015 and 2014 each include $50,000 for quarterly administrative fees paid to Whiting.

Trustee Administrative Fee — Under the terms of the Trust agreement, the Trust pays an annual administrative fee to the Trustee of $160,000, paid in four quarterly installments of $40,000 each and is billed in arrears. General and administrative expenses in the Trust’s statements of distributable income for the three months ended March 31, 2015 and 2014 each include $40,000 for quarterly administrative fees paid to the Trustee.

Letter of Credit — In February 2011, Whiting established a $1.0 million letter of credit for the Trustee in order to provide it with a mechanism to pay the operating expenses of the Trust, in the event that Whiting should fail to lend funds to the Trust if requested to do so by the Trustee. This letter of credit will not be used to fund NPI distributions to unitholders, and Whiting has no obligation to lend funds to the Trust. If the Trustee were to draw on the letter of credit or borrow funds from Whiting or otherwise, no true-up distribution, if any, would be made to unitholders until all such amounts have been repaid by the Trust. This letter of credit will terminate upon termination of the Trust.

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

The following review of the Trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto, as well as the Trustee’s discussion and analysis contained in the Trust’s 2014 Annual Report on Form 10-K. The Trust’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available on the SEC’s website www.sec.gov.

Special Note

As previously announced, and as discussed in this Form 10-Q, (i) the net profits interest held by the Trust terminated in accordance with its terms as of January 28, 2015, and (ii) there was no payment made to unitholders for the final Trust distribution period from January 1, 2015 through January 28, 2015, the net profits interest termination date, due to the net profits interest generating a $0.1 million net loss during such period. Consequently, the Trust is in the process of winding up its affairs and is expected to terminate in the near future.

Shortly after this Quarterly Report on Form 10-Q is filed, the Trustee expects to file a Form 15 with the SEC which will cease the Trust’s obligation to file reports under the Securities Exchange Act of 1934, as amended. Consequently, this will be the last Quarterly Report on Form 10-Q that the Trust expects to file; however, the Trust anticipates issuing a press release shortly after it has been determined whether there will be any true-up distribution as discussed below in the “Trust Termination and Overview” section.

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

Trust Termination and Overview

The Trust does not conduct any operations or activities, and it is currently in the process of winding up and terminating, as required by the Trust agreement. The Trust’s purpose is, in general, to hold the NPI, to distribute to unitholders cash that the Trust receives pursuant to the NPI, and to perform certain administrative functions with respect to the NPI and the Trust units. The NPI terminated effective January 28, 2015 as a result of 9.11 MMBOE (8.20 MMBOE at the 90% NPI) having been produced and sold from the underlying properties. There was no payment made to unitholders for the final Trust distribution period from January 1, 2015 through January 28, 2015, the net profits interest termination date, due to the net profits interest generating a $0.1 million net loss during such period.

Given the time lag between when production is sold and the related revenues are received and expenses relating thereto are paid, on or about August 31, 2015, the Trust may make a distribution if, after the receipt of revenues and payment of expenses, there are any positive net proceeds left to distribute after recovery of the $0.1 million net loss generated during the final distribution period (the “true-up distribution”). Unitholders of record on March 19, 2015 will be entitled to such distribution, if any. The Trust unitholders will not be responsible for repayment of any portion of the net loss.

As of March 19, 2015, 99.9% of the Trust’s total 13,863,889 units outstanding were held by Cede & Co., which is the DTC’s nominee, and Whiting as the official unitholders of record. Therefore, the March 19, 2015 record date, as it relates to any potential true-up distribution, is only applicable to unitholders of record such as Cede & Co. and Whiting, and the ex-date actually determines which street name holders will be eligible to receive a true-up distribution, if any such distribution is made by the Trust. It is unlikely that there will be any true-up distribution; if there is one, it is unlikely to be significant. After any true-up distribution or determination that no such payment will be made, the Trust will soon thereafter wind up its affairs and terminate. The Trust units are expected to be canceled during the third quarter of 2015 at which time market trading for the Trust units will cease. Except for the slight possibility of a minor true-up distribution as discussed above, the Trust will not make any future distributions whatsoever.

The Trust was delisted from the New York Stock Exchange (the “NYSE”) before market open on February 17, 2015 for failure to maintain compliance with the NYSE’s continued listing standards, which require that the average closing price of the Trust units cannot be less than $1.00 per share over a period of 30 consecutive trading days. The Trust units transitioned to the OTC Pink, operated by OTC Markets Group, effective with the opening of trading on February 17, 2015. The Trust units trade on OTC Pink under the symbol “WHXT”. The Trust can provide no assurance that any trading market for the Trust units will exist on OTC Pink or that current trading levels will be sustained or will not diminish. Additionally, as discussed above, the Trust units are expected to be cancelled during the third quarter of 2015 at which time market trading for the Trust units will cease.

Oil and gas prices historically have been volatile, making them prone to wide fluctuations. The table below highlights these price trends by listing quarterly average NYMEX crude oil and natural gas prices for the periods indicated through January 2015, the month in which the NPI terminated. The February 2015 distribution in the first quarter of 2015 was mainly affected, however, by October 2014 through December 2014 oil prices and September 2014 through November 2014 natural gas prices. Additionally, the final distribution period, which also occurred during the three months ended March 31, 2015, was primarily impacted by January 2015 crude oil prices and December 2014 through January 2015 natural gas prices.

	2013				2014				2015
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Jan
Crude oil (per Bbl)	$94.34	$94.23	$105.82	$97.50	$98.62	$102.98	$97.21	$73.12	$47.33
Natural gas (per MMBtu)	$3.34	$4.10	$3.58	$3.60	$4.93	$4.68	$4.07	$4.04	$3.19

Oil prices have fallen significantly since reaching highs of over $105.00 per Bbl in June 2014, dropping below $45.00 per Bbl in January 2015. Natural gas prices have also declined from over $4.80 per MMBtu in April 2014 to below $2.90 per MMBtu in January 2015. Lower oil and gas prices on production from the underlying properties caused a reduction in the amount of net proceeds to which the Trust was entitled. All costless collar hedge contracts Whiting entered into, and in turn conveyed to the Trust, terminated as of December 31, 2012, and no additional hedges were allowed to be placed on the Trust assets. Consequently, for production applicable to quarterly payment periods after the February 2013 distribution, there were no cash settlement gains or losses on commodity derivatives, and the Trust had increased exposure to oil and natural gas price volatility since the February 2013 distribution.

Establishment of Reserves. The Trust agreement authorizes the Trustee to establish a cash reserve for the payment of any liability that is contingent or uncertain in amount or that is not otherwise currently due and payable. In preparation for the termination of the Trust, the Trustee established a cash reserve of $100,000 for the payment of Trust termination-related expenses, that are estimated to be incurred or paid after the final distribution to unitholders. The withholdings to establish this cash reserve were included in the November 2014 distribution within the provision for estimated Trust expenses, which was a reduction of net proceeds. Additionally, any true-up distribution to unitholders will be subject to the payment of all expenses and liabilities of the Trust.

Results of Trust Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

The following is a summary of income from net profits interest and distributable income received by the Trust for the three months ended March 31, 2015 and 2014, consisting of the February distributions for each respective period (dollars in thousands, except per Bbl, per Mcf and per BOE amounts):

	Three Months Ended March 31,
	2015	2014
Sales volumes:
Oil from underlying properties (Bbl) (a)	169,823 (b)	193,372 (c)
Natural gas from underlying properties (Mcf)	614,063 (b)	659,901 (c)

Total production (BOE)	272,167	303,356
Average sales prices:
Oil (per Bbl) (a)	$64.62	$81.30
Natural (per Mcf)	$3.58	$3.50
Costs (per BOE):
Lease operating expenses	$27.86	$25.59
Production taxes	$3.18	$4.42
Revenues:
Oil sales (a)	$10,974 (b)	$15,721 (c)
Natural gas sales	2,200 (b)	2,308 (c)

Total revenues	$13,174	$18,029

Costs:
Lease operating expenses	$7,582	$7,764
Production taxes	866	1,340

Total costs	$8,448	$9,104

Net proceeds	$4,726	$8,925
Net profits percentage	90%	90%

Income from net profits interest	$4,254	$8,033

Provision for estimated Trust expenses	(300)	(250)
Montana state income tax withheld	(29)	(59)

Distributable Income	$3,925	$7,724

(a)	Oil includes natural gas liquids.

(b)

Oil and gas sales volumes and related revenues for the three months ended March 31, 2015 (consisting of Whiting’s February 2015 distribution to the Trust) generally represent crude oil production from October 2014 through December 2014 and natural gas production from September 2014 through November 2014.

(c)

Oil and gas sales volumes and related revenues for the three months ended March 31, 2014 (consisting of Whiting’s February 2014 distribution to the Trust) generally represent crude oil production from October 2013 through December 2013 and natural gas production from September 2013 through November 2013.

Income from Net Profits Interest. Income from net profits interest is recorded on a cash basis when NPI proceeds are received by the Trust from Whiting. NPI proceeds that Whiting remits to the Trust are based on the oil and gas production for which Whiting has received payment within one month following the end of the most recent fiscal quarter. Whiting receives payment for its crude oil sales generally within 30 days following the month in which it is produced, and Whiting receives payment for its natural gas sales generally within 60 days following the month in which it is produced. Income from net profits interest is generally a function of oil and gas revenues, lease operating expenses and production taxes as follows:

Revenues. Oil and natural gas revenues decreased $4.9 million (or 27%) for the three months ended March 31, 2015 compared to the same period in 2014. Sales revenue is a function of average commodity prices realized and oil and gas volumes sold. The decrease in revenue between periods was due to lower sales prices realized for oil and lower oil and natural gas production volumes during the first quarter of 2015 as compared to the same 2014 period. These declines were partially offset by higher sales prices realized for natural gas between periods. The average sales price realized decreased for oil by 21% and increased for gas by 2% between periods. Oil sales volumes declined 24 MBbls (or 12%), and gas sales volumes decreased 46 MMcf (or 7%) during the first quarter of 2015 compared to the same period in 2014. The lower oil and gas volumes between periods were primarily related to i) normal field production decline and ii) differences in timing associated with revenues received from non-operated properties. These production declines were partially offset, however, by three new oil wells and two new gas wells that came online during the last twelve months.

Lease Operating Expenses. LOE decreased $0.2 million (or 2%) during the first quarter of 2015 compared to the first quarter of 2014, primarily due to a production cost decline on non-operated properties and lower labor costs on Whiting-operated properties of $0.5 million and $0.1 million, respectively. These cost reductions were partially offset by higher plug and abandonment charges of $0.5 million between periods. LOE on a per BOE basis, however, increased 9%, from $25.59 during the first quarter of 2014 to $27.86 for the same period in 2015, due to the decrease in overall production volumes between periods.

Production Taxes. Production taxes are typically calculated as a percentage of oil and natural gas revenues, and production taxes as a percent of revenues decreased from 7.4% for the first three months of 2014 to 6.6% for the first three months of 2015 due to higher production volumes between periods in states with lower production tax rates. Overall production taxes decreased $0.5 million (or 35%) for the three months ended March 31, 2015 compared to the same period in 2014, primarily due to lower oil and gas sales revenue between periods.

Final Distribution Period. There was no payment made to unitholders for the final Trust distribution period from January 1, 2015 through January 28, 2015, the net profits interest termination date, due to the net profits interest generating a $0.1 million net loss during such period. Accordingly, the volumes, average sales prices and net loss attributable to the final distribution period were not included in the table above as they did not reflect a payment made to the Trust or Trust unitholders during the three months ended March 31, 2015. The following is a summary of the net loss generated by the NPI during the final distribution period (dollars in thousands except per Bbl, per Mcf and per BOE amounts):

Sales volumes:
Oil (Bbl) (a)	90,776
Natural gas (Mcf)	438,851

Total (BOE)	163,918
Average sales prices:
Oil (per Bbl) (a)(b)	$46.82
Natural gas (per Mcf)	$3.49
Costs (per BOE):
Lease operating expenses (c)	$31.17

Gross proceeds:
Oil sales (a)(b)	$4,250
Natural gas sales	1,531

Total gross proceeds	$5,781

Costs:
Lease operating expenses	$5,109
Production taxes	806

Total costs	$5,915

Net loss (d)	$(134)

(a)	Oil includes natural gas liquids.

(b)

The average realized sales price of oil decreased $17.80 (or 28%) during the final distribution period as compared to the February 2015 distribution primarily due to the decline in NYMEX oil prices during the fourth quarter of 2014, which continued through the net profits interest termination date of January 28, 2015. The reduction in the average sales price of oil had the effect of decreasing overall oil revenues attributable to the net profits interest during the final distribution period.

(c)	On an LOE per BOE basis, the Trust’s underlying properties experienced higher LOE as compared to the February 2015 distribution due to an increase of $0.3 million in ad valorem taxes.

(d)	When a net loss is generated under the net profits interest, the Trust receives no payment; however, the Trust unitholders are not liable for any such loss.

Liquidity and Capital Resources

The Trust has no source of liquidity or capital resources other than cash flows from the NPI, which terminated effective January 28, 2015. Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee and the Delaware Trustee, a quarterly fee paid to Whiting pursuant to an administrative services agreement (which terminated on January 28, 2015 in conjunction with the NPI termination), and expenses in connection with the discharge of the Trustee’s duties, including third party engineering, audit, accounting and legal fees. Each quarter, the Trustee determined the amount of funds available for distribution to unitholders. Available funds were the excess cash, if any, received by the Trust from the NPI and other sources (such as interest earned on any amounts reserved by the Trustee) that quarter, over the Trust’s expenses for that quarter. Available funds were reduced by any cash the Trustee decided to hold as a reserve against future liabilities. All cash and short-term investments held by the Trust as of March 31, 2015 have been reserved for estimated Trust expenses through Trust termination.

In preparation for the termination of the Trust, the Trustee established a cash reserve of $100,000 for the payment of Trust termination-related expenses that are estimated to be incurred or paid after the final distribution period. The withholdings to establish this cash reserve were included in the November 2014 distribution within the provision for estimated Trust expenses, as a reduction of net proceeds. Any true-up distribution to be made by August 31, 2015, if necessary, will be subject to the payment of all expenses and liabilities of the Trust.

The Trustee may borrow funds required to pay liabilities if the Trustee determines that the cash on hand and the cash to be received is insufficient to cover the Trust’s liabilities. In February 2011, Whiting established a $1.0 million letter of credit for the Trustee in order to provide a mechanism for the Trustee to pay the operating expenses of the Trust in the event that Whiting should fail to lend funds to the Trust if requested to do so by the Trustee. This letter of credit will not be used to fund NPI distributions to unitholders, and Whiting has no obligation to lend funds to the Trust. If the Trustee were to draw on the letter of credit or borrow funds from Whiting or otherwise, no true-up distribution, if any, would be made to unitholders until all such amounts have been repaid by the Trust. This letter of credit will terminate upon termination of the Trust.

Income to the Trust from the NPI was based on the calculation and definitions of “gross proceeds” and “net proceeds” contained in the conveyance agreement, which is filed as an exhibit to this report, and reference is hereby made to such conveyance agreement for the actual definitions of “gross proceeds” and “net proceeds”.

Although capital expenditures for the testing, drilling, completion, equipping, plugging back or recompletion of any well that is a part of the underlying properties cannot be deducted from gross proceeds pursuant to the terms of the conveyance agreement, Whiting incurred capital expenditures of $1.6 million on the underlying properties during the three months ended March 31, 2015. Such expenditures were not deducted from gross proceeds or Trust distributions.

The Trust does not have any transactions, arrangements or other relationships with unconsolidated entities or persons that could materially affect the Trust’s liquidity or the availability of capital resources.

New Accounting Pronouncements

There were no accounting pronouncements issued during the three months ended March 31, 2015 applicable to the Trust or its financial statements.

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes to the critical accounting policies during the three months ended March 31, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Hedge Contracts

The primary asset of and source of income to the Trust was the term NPI, which terminated as of January 28, 2015, which generally entitled the Trust to receive 90% of the net proceeds from oil and gas production from the underlying properties. Consequently, the Trust was exposed to market risk from fluctuations in oil and gas prices.

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

Due to the contractual arrangements of (i) the Trust agreement and (ii) the conveyance of the NPI, the Trustee relies on (A) information provided by Whiting, including historical operating data, and (B) conclusions and reports regarding reserves by the Trust’s independent reserve engineers. For a description of certain risks relating to these arrangements and risks relating to the Trustee’s reliance on information reported by Whiting and included in the Trust’s results of operations, see the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, Item 1A. Risk Factors “The Trust and the Trust unitholders have no voting or managerial rights with respect to the underlying properties. As a result, neither the Trust nor the unitholders have any ability to influence the operation of the underlying properties”.

Changes in Internal Control over Financial Reporting. During the quarter ended March 31, 2015, there has been no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Whiting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. No material change to such risk factors has occurred during the three months ended March  31, 2015.

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

Date: May 15, 2015

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